Form 10-K
period 2008-12-31
Kodiak International, Inc.
filed 2009-03-30
CIK 1448763

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2008
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                   Commission file number:       333-155059

                    KODIAK INTERNATIONAL, INC.
                 (Exact name of registrant in its charter)

          Nevada                        Applied For
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization         Identification No.)

                    Pembroke House
                   Upper Pembroke Street
              Dublin 2, Republic of Ireland
           (Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code: 353 (0) 1 234 2528


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange act
Yes [  ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained hereof, and will not be contained, to will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated file" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The market value of the registrant's voting $.001 par value common stock held by non-affiliates of the Registrant was approximately $0.00.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of December 31, 2008 was 6,600,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Kodiak International, Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2008
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   4
ITEM 1A. RISK FACTORS                                               7
ITEM 1B. UNRESOLVED STAFF COMMENTS                                  7
ITEM 2.  PROPERTIES                                                 7
ITEM 3.  LEGAL PROCEEDINGS                                          8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        8

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                      9
ITEM 6.  SELECTED FINANCIAL DATA                                   10
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     10
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    13
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     45
ITEM 9A. CONTROLS AND PROCEDURES                                   45
ITEM 9B.  OTHER INFORMATION                                        45

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       46
ITEM 11.  EXECUTIVE COMPENSATION                                   49
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             49
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   51
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   51

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  53

PART I

ITEM 1.   BUSINESS

Kodiak was incorporated in the State of Nevada on February 2, 2004. Kodiak is a mineral exploration company. Kodiak acquired a 100% undivided interest in a mineral claim known as the Kodiak Lode Claim comprised of one located claim of 20.66 acres in the Sunset (Lyon) Mining District in the extreme southern portion of the state of Nevada. The claim covers former exploratory workings on a gold/silver showing. Kodiak intends to pursue an exploration program to continue the exploration and development of the claim with a view to establish sufficient miner-bearing reserves.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral property. We are presently in the exploration stage of our business and we can provide no assurance that a commercially viable mineral deposit exists on our mineral claim or that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claim possesses commercially exploitable mineral deposits.

Property Description, Location and Access
------------------------------------------
The Kodiak Lode claim was recorded with the Clark County, Nevada
Recorder on June 19, 2008. The Section Location and Map are recorded in Book 20080619, instruments 215 and 216. The claim was then filed with the US Bureau of Land Management on August 25, 2008. The claim has been assigned the Serial Number NMC 996444.

The Kodiak Lode mining claim is located at the common corner of townships 27 and 28S and ranges 59 and 60 east. This includes portions of:
  Section 36, T27S - R59E
  Section 31, T27S-R60E
  Section 1, T28S-R59E
  Section 6, T28S-R60E

The claim is located within the southwestern most portion of the Sunset
(Lyon) Mining District of Clark County, Nevada. This is within the Mesquite Lake 1 degree x 2 degree quadrangle map and the Desert 7 1/2 minute quadrangle.

Access from Las Vegas, Nevada to the Kodiak Lode claim is southward via Interstate I-15 for about 30 miles to Jean, then another 10 miles to the Primm/Stateline Casino complex. Then travel south into California past a gold complex to the Desert railroad siding. From this point, it is a few miles easterly on unimproved roads to the property.

In accordance with USA mining regulations, the Kodiak Lode mining claim is in good standing until September 1, 2009. Thereafter, a maintenance fee of $125 must be paid annually by September 1st and a "Notice of Intent to Hold" document should be filed annually with the Clark County Recorder.

Physiography, Climate, Vegetation and Water
-------------------------------------------
The Kodiak Lode mining claim is located at the southwest end of the Lucy Gray Mountain Range, a north-south trending range of mountains in an area of relatively low topographic relief. Elevations range from about 950 to 1000 above sea level.

The area is of typically desert climate with high temperatures and very low precipitation. Vegetation consists of sparse desert shrubs and cactus. There is no surface water, but water would be available from valley wells.

History
-------
The history of the Sunset Mining District began in 1897 with prospecting and small mining operations, but the Lucy Gray Mine, the chief producing property in the District did not begin operations until 1905. Total production from this property is estimated at $50,000, principally in gold with lesser amounts of silver, lead and copper. Major production occurred during the period of 1911-1938, and the mine closed in 1941 owing to World War II. This mine is located only about two (2) miles east of the Kodiak Lode claim.

Production from the Lucy Gray Mine was 1690 tons, with recovered metals as follows:

Gold oz 542
Silver oz 597
Copper (lbs) 400
Lead (lbs) 16,033

The grade of the gold ore produced was 0.32 ounces per ton.

The history of the exploration in the Kodiak Lode mining claim is not well known. Very limited exploration was done in the area, primarily during the early 1900's. Another period of exploration occurred in the 1980's, spurred by the high price of gold. This work consisted of various surface exploration work done near the Lucy Gray Mine and on surrounding ridges, including the Kodiak Lode claim. The Lucy Gray Mine development included a two component vertical shaft 300 feet deep with main levels at 100, 200 and 300 feet elevations, and five (5) short adits, none of which were over 100 feet long. Total workings comprised 1,200 feet.

Regional Geology

General
-------
The Sunset (Lyon) District lies in the southern portion of the Basin and Range physiographic province. The current topography is the result of extension by block faulting during the Miocene and Pliocene Epochs. The Lucy Gray Range is a typical north-south trending range.

The majority of the Lucy Gray Range consists of complexly folded and faulted metasedimentary and metaigneous rocks of Precambrian age, about 1,700 Ma. (Dewitt, 1989) These rocks have been intruded by small quartz monzonite bodies which are also though to be of Precambrian (Early Proterozoic) age. A titled section of Miocene volcanic rocks occurs along the eastern border of the range, outside the claim boundary. These rocks are the Mount Davis Volcanics which are predominately lave flows ranging in composition from basalt to rhyolite (Bingler & Bonham, 1973).

Proterozoic Structural Features
-------------------------------
The deformational events are recorded by structures in early Proterzoic rocks in the general area. These events, from oldest to youngest, are
1) formation of foliation during high grade metamorphism; 2) minor open to tight folding of the metamorphic foliation; and 3) development of mylonitic shear zones. The metamorphic foliation in the area generally strikes north to northeast and dips to the west at moderate to steep angles. Mylonitic shear zones ranging from less than one inch to as much as 75 feet thick cut early Proterozoic gneiss and the younger igneous rocks. The shear zones strike north and west and dip to the west and south at moderate to low angles.

Tertiary Structural Features
----------------------------
The major Tertiary structures are north-trending normal faults that dip steeply westward, most in excess of 70 degrees. Two significant northwest-trending faults are mapped in the southern portion of the Lucy Gray Range. There may also be yet-unrecognized frontal faults which characteristically bound other ranges in the Basin and Range Province.

Property Geology
----------------
Bedrock of the Kodiak Lode claim consists of garnet-bearing metamorphic rock. This rock is a quartz-feldspar-biotite gneiss of early Precambrian age. The gneiss is locally intruded by pegmatite dikes which carry sub-angular fragments of dark schist (Bingler and Bonham, 1973). East-west trending shear zones cut the gneiss and are locally iron-strained.

Regional Mineralization
-----------------------
It is reported that the ore deposits at the Lucy Gray Mine are located along the southeast border of an elliptical vertical body of broken rock termed a breccia pipe. This pipe covers an area approximately 200 feet by 150 feet in size. Breccia fragments within the pipe range up to one foot wide and are cut by quartz veins up to several inches wide.
The breccia is heavily stained with iron and manganese oxides. The high grade gold within the pipe is confined to the hydrothermal quartz veins and fractures.

The western workings follow an east-west shear zone in quartzite and schist bedrock and show a greater degree of iron staining than the eastern workings where the mine is located. The shear zone is cemented with sulfide-bearing quartz and both are cut by calcite and siderite veins. Gangue minerals are jasper, quartz and iron oxides. There are also minor amounts of copper and lead sulfide minerals.

Property Mineralization
-----------------------
The favorable host rock for the indicated mineralization at the Kodiak Lode mining claim is indicated to be a shear zone in Precambian gneiss. There may also be unrecognized breccia pipes. Information about mineralization on the claim is not known.

Our Strategy
------------
We will initially pursue a six stage program for the exploration of the Kodiak Lode mining claim. Initially, a program of mapping, prospecting, trenching and sampling will be completed to determine geological controls to, and the nature of, the indicated mineralization. As a follow up to the initial investigation of the mineralized structure, a geophysical survey and soil sampling. Sampling would then be completed within favorable target areas. Finally, diamond drilling of the prime target zones will be completed.

Competition
-----------
Metal prices may be unstable. The mining industry in general is intensely competitive and there is no assurance that, even if commercial quantities of a mineral resource are discovered, a profitable market will exist for the sale of it. Factors beyond the control of Kodiak may affect the marketability of any substances discovered. The price of various metals has experienced significant movements over short periods of time, and is affected by numerous factors beyond the control of Kodiak, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods. The supply of and demand for metals are affected by various factors, including political events, economic conditions and production costs in major producing regions. There can be no assurance that the price of any metal will be such that Kodiak's properties can be mined at a profit.

Government Regulations
----------------------
Domestic mineral exploration operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations. The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry. Mineral lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee's operations, and may also be subject to liability for pollution damages. We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks.

A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

Employees
-----------
We have no employees. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

We currently have a virtual office located at Pembroke House, Upper Pembroke Street, Dublin 2, Republic of Ireland Telephone 353 (0) 1 234 24 28. Our monthly lease payment is $322.50.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant is not traded in the "pink sheets" on the NASD Over the Counter Bulletin Board.

b) Holders. At February 28, 2009, there were approximately 37 shareholders of the registrant.

c) Dividends. Holders of the registrant's common stock are entitled to receive such dividends as may be declared by its board of directors. No dividends on the registrant's common stock have ever been paid, and the registrant does not anticipate that dividends will be paid on its common stock in the foreseeable future.

d) Securities authorized for issuance under equity compensation plans. No securities are authorized for issuance by the registrant under equity compensation plans.

e)  Performance graph.  Not applicable.

f)  Sale of unregistered securities.  None.


    Item 5(b)  Use of Proceeds.  Not applicable.


    Item 5(c) Purchases of Equity Securities by the issuer and affiliated purchasers. None.


ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties
------------------------
Kodiak is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by adverse weather conditions, impurities in the minerals and volume limitations.

Investing Activities
--------------------
For the years ended December 31, 2008 and 2007, Kodiak did not pursue any investing activities.

Financing Activities
---------------------

For the years ended December 31, 2008 and 2007, Kodiak received proceeds from the sale of stock of $60,000 and $0, resulting in net cash provided by financing activities of $60,000 and $0, respectively.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the years ended December 31, 2008 and 2007, Kodiak paid legal and professional fees of $28,201 and $0, respectively. Legal and professional fees in 2008 related to the recent public offering compared to 2007 which related to obtaining the rights to the Kodiak lode claim. Mineral property expenditures were $7,500 in 2008 compared to $0 in 2007. Other general and administrative expenses decreased from $981 in 2007 compared to $168 in 2008.

Plan of Operation. We did not raise any funds in our recent public offering. Our ability to continue in existence is dependent on our ability to commence full scale operations.

Milestones:                          Steps                     Timeline

Phase I                     Mapping and sampling               4 weeks
                              over known zone
Phase II                    Soil Sampling                      1 week
Phase III                   VLF-EM Survey                      2 weeks
Phase IV                    Trenching                          4 weeks
Phase V                     Report Preparation/
                            Data Management                    4 weeks
Phase VI                    Rotary Drilling and Samplying      6 weeks

Each phase needs to be completed before pursuing the next phase.

Management is pursuing alternative forms of funding, not yet determined, necessary to reach the milestones described above.

Recent Accounting Pronouncements
--------------------------------
In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Kodiak's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on Kodiak's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Kodiak has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. Kodiak currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). Kodiak will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on Kodiak's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.'This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Kodiak will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on our financial position, results of operations or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. We will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Kodiak will adopt this statement March 1, 2009, and it is not believed that this will have an impact on our financial position, results of operations or cash flows.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kodiak International, Inc.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        15
Financial Statements of Kodiak International, Inc.:
  Balance Sheets as of December 31, 2008                       16
  Statements of Operations For the Years
    Ended December 31, 2008 and 2007                           17
  Statements of Stockholders' Equity (Deficit) For
    the Years Ended December 31, 2008 and 2007                 18
  Statements of Cash Flows For the Years Ended
    December 31, 2008 and 2007                                 20
  Notes to Financial Statements                                22

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
KODIAK INTERNATIONAL INC
Las Vegas, Nevada

We have audited the balance sheets of KODIAK INTERNATIONAL INC. a development stage company, as at DECEMBER 31, 2008, the statements of earnings and deficit, stockholders' deficiency and cash flows for the period from inception February 2, 2004 to DECEMBER 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of KODIAK INTERNATIONAL INC., a development stage company, as of December 31, 2008 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2, the company's significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Thomas J Harris, CPA
-----------------------------------
Thomas J Harris, CPA
March 17, 2009

Kodiak International, Inc.
(An Exploration Stage Enterprise)
Balance Sheet

                                            December 31,   December 31,
                                                2007          2008
                                           ------------     -----------
ASSETS
  Current Assets:
    Cash                                       $   4,895        $23,356
    Accounts receivable                                -              -
    Inventory                                          -              -
                                               ---------        -------
      Total current assets                         4,895         23,356
                                               ---------        -------
  Fixed Assets:
    Furniture and Equipment                            -              -
    Computer Equipment                                 -              -
    Leasehold Improvements                             -              -
                                               ---------        -------
  Total Fixed Assets                                   -              -
    Less Accumulated Depreciation                      -              -
                                               ---------        -------
      Net fixed assets                                 -              -
                                               ---------        -------
  Other Assets
    Deposits                                           -              -
    Goodwill                                           -              -
                                               ---------        -------
      Total other assets                               -              -
                                               ---------        -------
             Total Assets                      $   4,895        $23,356
                                                =========       =======
LIABILITIES
  Current Liabilities:
   Accounts payable and accrued expenses       $       -      $       -
   Advances from shareholder                           -              -
                                               ---------      ---------
      Total current liabilities                        -              -
                                               ---------      ---------
              Total Liabilities                $       -      $       -
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000
   authorized, 5,100,000 shares issued and
     outstanding                                   5,100          6,600
  Capital in excess of par value                  20,900         79,400
  Deficit accumulated during the
   development stage                             (21,105)       (62,644)
                                               ---------      ---------
     Total stockholders' deficit                   4,895         23,356
                                               ---------      ---------
     Total liabilities and
     stockholders' deficit                      $  4,895        $23,256
                                                ========      =========

                    See Notes to Financial Statements

                         Kodiak International, Inc.
                     (An Exploration Stage Enterprise)
                          Statements of Operations


                                                                         Cumulative,
                                                                         Inception,
                                                                         February 2,
                                           Year ended      Year ended   2004 Through
                                           December 31,    December 31,  December 31,
                                              2007             2008          2008
                                           -----------     -----------   -----------
Sales                                       $        -      $        -      $        -
                                            ----------      ----------      ----------
Cost of Sales                                        -               -               -
                                            ----------      ----------      ----------
Net Sales                                            -               -               -

General and administrative expenses:
  Salaries                                           -               -               -
  Depreciation and Amortization                      -               -               -
  Mineral Property Expenditures                  7,500               -           7,500
  Legal and professional fees                   28,201               -          48,996
  Other general and administrative                 168             981             477
                                            ----------      ----------      ----------
    Total operating expenses                    35,869             981          56,973
                                            ----------      ----------      ----------
    (Loss) from operations                     (35,869)           (981)        (56,973)
Other income (expense):
  Interest Income                                    -               -               -
  Currency losses                               (5,670)              -               -
  Interest (expense)                                 -               -               -
                                            ----------      ----------       ---------
            (Loss) before taxes                (41,539)           (981)        (62,643)
                                            ----------      ----------       ---------
Provision (credit) for taxes on income               -               -               -
                                            ----------      ----------       ---------
             Net (loss)                     $  (21,105)     $     (981)      $ (62,643)
                                            ==========      ==========       =========
Basic earnings (loss) per common share      $  (0.0074)     $ (0.0002)
                                            ==========      ==========
Weighted average number of shares
  outstanding                                5,638,356       5,100,000
                                            ==========      ==========

                       See Notes to Financial statements

                        Kodiak International, Inc.
                     (An Exploration Stage Enterprise)
                     Statements of Stockholders' Deficit

                                                                 Capital in
                                            Common Stock          Excess of
          ACTIVITY                       Shares       Amount      Par Value
                                       ----------   ----------   ----------
Inception, February 2, 2004 through
  December 31, 2005 (Unaudited):
Shares Issued                           4,740,000   $   4,740     $  14,060
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2005             4,740,000   $   4,740     $  14,060

Year Ended December 31, 2006
Shares Issued                             360,000   $     360     $   6,840
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2006             5,100,000   $   5,100     $  20,900

Year Ended December 31, 2007
Shares Issued                                   -   $       -     $       -
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2005             5,100,000   $   5,100     $  20,900
Shares Issued, August 22, 2008          1,500,000       1,500        58,500
Net (loss)                                      -           -             -
                                       ==========   =========    ==========




                       Kodiak International, Inc.
                   (An Exploration Stage Enterprise)
  (CONTINUED)      Statement of Stockholders' Deficit

                                         Deficit
                                        Accumulated
                                        During the
                                        Development
          ACTIVITY                         Stage              Total
                                        ------------        ----------
Inception, February 2, 2004 through
  December 31, 2005 (Unaudited):
Shares Issued                                   -            $  18,800
Net (loss)                                   (104)                (104)
                                       ----------            ---------
Balances, December 31, 2005            $     (104)           $  18,696

Year Ended December 31, 2006
Shares Issued                                   -                7,200
Net (loss)                                (20,020)             (20,020)
                                       ----------            ---------
Balances, December 31, 2006            $  (20,124)           $   5,876

Year Ended December 31, 2007
Shares Issued                                   -                    -
Net (loss)                                   (981)                (981)
                                       ----------            ---------
Balances, December 31, 2005            $  (21,105)           $   4,895
Shares Issued, August 22, 2008                  -               60,000
Net (loss)                                (41,539)             (41,539)
                                       ==========            =========





                    See Notes to Financial Statements

                       Kodiak International, Inc.
                  (An Exploration Stage Enterprise)
                       Statements of Cash Flows

                                                                         Cumulative,
                                                                         Inception,
                                                                         February 2,
                                           Year ended      Year ended   2004 Through
                                           December 31,    December 31,  December 31,
                                              2007            2008          2008
                                           -----------     -----------   -----------
Cash flows from operating activities:
  Net (loss)                                $     (981)   $ (41,539)    $ (62,644)
Adjustments to reconcile net (loss) to
  Cash provided (used) by developmental
    stage activities:
      Depreciation and Amortization                  -            -             -
Change in current assets and liabilities:
  Inventory                                          -            -             -
  Deposits                                           -            -             -
  Accounts payable and accrued expenses              -            -             -
                                            ----------   ----------     ---------
    Net cash flows from operating activities      (981)     (41,539)      (62,644)
                                            ----------   ----------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from investing activities         -            -             -
                                            ----------   ----------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                 -       60,000        86,000
  Advances from shareholder                          -            -             -
  Convertible note payable                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from financing activities         -       60,000        86,000
                                            ----------   ----------     ---------
      Net cash flows                              (981)      18,461        86,000
Cash and equivalents, beginning of period        5,876        4,895             -
                                            ----------   ----------     ---------
Cash and equivalents, end of period         $    4,895   $   23,356     $  23,356
                                            ==========   ==========     =========

Supplemental cash flow disclosures:
  Cash paid for interest                    $        -   $        -     $       -
  Cash paid for income taxes                         -            -     $       -

                      See Notes to Financial Statements

                        Kodiak International, Inc.
                   (An exploration stage enterprise)
                      Notes to Financial Statements
                            December 31, 2008

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business -Kodiak International Inc., ("We," or "the Company") is a Nevada corporation incorporated on February 2, 2004. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises. Changes in classification of 2007 amounts have been made to conform to current presentations.

Use of estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents -For purposes of the statement of cash flows, we consider all cash in banks, money market funds, and certificates of deposit with a maturity of less than three months to be cash equivalents.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation. Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

Mineral Property Acquisition and Exploration Costs - The company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

Fair value of financial instruments and derivative financial instruments
- We have adopted Statements of Financial Accounting Standards regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve

                        Kodiak International, Inc.
                    (An exploration stage enterprise)
                       Notes to Financial Statements
                            December 31, 2008

uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Statements of Financial Accounting Standards regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock - We have adopted Statements of Financial Standards regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:
At December 31, 2008, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                        Kodiak International, Inc.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                             December 31, 2008

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Federal income tax:
We follow Statements of Financial Accounting Standards regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                              2007           2008
Refundable Federal income tax attributable to:
   Current operations                                      $( 21,105)     $(41,539)
Less, Nondeductible expenses                                       -             -
   -Less, Change in valuation allowance                       21,105        41,539
Net refundable amount                                              -             -

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                               2007           2008
Deferred tax asset attributable to:

Net operating loss carryover                                 $ 3,166         $ 6,230
   Less, Valuation allowance                                 ( 3,166)         (6,230)
Net deferred tax asset                                             -               -

At December 31, 2008, an unused net operating loss carryover approximating $62,243 is available to offset future taxable income; it expires beginning in 2025.

Note 4 - Cumulative sales of stock:
Since its inception, we have issued shares of common stock as follows:

On August 8, 2005, our Directors authorized the issuance of 2,000,000 founder shares at par value of $0.001. These shares are restricted under rule 144 of the Securities Exchange Commission.

                          Kodiak International, Inc.
                       (An exploration stage enterprise)
                         Notes to Financial Statements
                              December 31, 2008

On August 28, 2005, our Directors authorized the issuance of 2,000,000 shares of common stock at a price of $0.001 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

On July 14, 2006, our Directors authorized the issuance of 1,100,000 shares of common stock at a price of $0.002 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

On August 21, 2008, our Directors authorized the issuance of 1,500,000 shares of common stock at a price of $0.04 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

Note 5 - Mining Rights

In September 2008, the Company purchased the Kodiak Lode Mining Claim for $7,500. The mining claim is in the Sunset Mining District in the extreme southern portion of the State of Nevada. The claim is on 20.66 acres and includes gold, silver, copper and lead.

Note 6 - New accounting pronouncements:

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts and interpretation of FASB Statement No. 60". SFQAS No. 163 clarified how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

                            Kodiak International, Inc.
                        (An exploration stage enterprise)
                           Notes to Financial Statements
                                December 31, 2008

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123(R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity.

                          Kodiak International, Inc.
                      (An exploration stage enterprise)
                        Notes to Financial Statements
                              December 31, 2008

This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 145, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115. Accounting for Certain Investments in Debt and Equity. Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

                           Kodiak International, Inc.
                       (An exploration stage enterprise)
                          Notes to Financial Statements
                               December 31, 2008

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures.

(a) As of December 31 of the years 2008 and 2007, the Chief Executive Officer and Chief Financial Officer of the registrant carried out an evaluation of the effectiveness of the registrant's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of each period covered by this report, the registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the registrant required to be included in the registrant's periodic SEC filings.

(b) There were no changes in the registrant's internal control over financial reporting that occurred during the years ended December 31, 2008 and 2007 that materially affected, or are reasonably likely to materially affect, the registrant's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Our sole director is as follows:

NAME AND ADDRESS            AGE          POSITIONS HELD           TERM
Henry Bush
19 Dundrum Gate
Dublin 16
Republic of Ireland         24        CEO, CFO, Controller      Inception
                                          Director              to present

Business Experience
-------------------
Henry Bush, sole officer and director has worked at Dell, a global multinational computer company from November 2006 to present as a business sales manager. From September 2003 to November 2006, Mr. Bush attended Sheffield University and obtained a degree in French.

The above named director will serve in his capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

Code of Ethics Policy
---------------------
We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions.

Corporate Governance
--------------------
There have been no changes in any state law or other procedures by which security holders may recommend nominees to our board of directors. In addition to having no nominating committee for this purpose, we currently have no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.


ITEM 11. EXECUTIVE COMPENSATION

 We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

To date, no compensation has been paid to our sole officer.

We do not have any standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our sole director in his capacity as such.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

 The following table sets forth, as of March 15, 2009, the number and percentage of outstanding shares of Kodiak common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name                             Amount    Percentage
----                             ------    ----------
Henry Bush                      2,000,000    30.30%

Officers and Directors
As a group (1 person)           2,000,000    30.30%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
---------------------
Kodiak's board of directors consists of Henry Bush. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the year ended December 31, 2008, there were no transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $1,750 and $12,250 respectively, from Thomas J. Harris, certified public accountant, for the 2008 and 2007 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Thomas J. Harris, certified public accountant for the 2008 and 2007 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Thomas J. Harris, certified public accountant during fiscal 2008 and 2007.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2008 and 2007 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, certified public accountant solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2008 and 2007
Statements of Operations for the years ended December 31, 2008 and 2007 Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007
Statements of Cash Flows for the years ended December 31, 2008 and 2007 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certification

(32) 906 certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 30, 2009

Kodiak International, Inc.

/s/ Henry Bush
------------------------------
By: Henry Bush, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Henry G. Bush
      -----------------------
      Henry G. Bush, CEO
         Director
     Principal Financial Officer,
      Controller and Director
      March 30, 2009