Form 10-Q
period 2009-03-31
Kodiak International, Inc.
filed 2009-05-20
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2009

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]      No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]      Non-accelerated filer [ ]
Accelerated filer  [ ]           Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock, May 15, 2009:

  Common Stock  -  6,600,000

Kodiak International, Inc.
FORM 10-Q
For the quarterly period ended March 31, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations       8
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        10
Item 4T. Controls and Procedures                              10

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    12
Item 1A. Risk Factors                                         12
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        12
Item 3.  Defaults upon Senior Securities                      12
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            12
Item 5.  Other Information                                    12
Item 6.  Exhibits                                             12

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                       Kodiak International, Inc.
                    (An Exploration Stage Enterprise)
                              Balance Sheet

                                             Unaudited      (Audited)
                                               March 31,   December 31,
                                                2009          2008
                                           ------------     -----------
ASSETS
  Current Assets:
    Cash                                       $   8,884        $23,356
    Accounts receivable                                -              -
    Inventory                                          -              -
                                               ---------        -------
      Total current assets                         8,884         23,356
                                               ---------        -------
  Fixed Assets:
    Furniture and Equipment                            -              -
    Computer Equipment                                 -              -
    Leasehold Improvements                             -              -
                                               ---------        -------
  Total Fixed Assets                                   -              -
    Less Accumulated Depreciation                      -              -
                                               ---------        -------
      Net fixed assets                                 -              -
                                               ---------        -------
  Other Assets
    Deposits                                           -              -
    Goodwill                                           -              -
                                               ---------        -------
      Total other assets                               -              -
                                               ---------        -------
             Total Assets                      $   8,884        $23,356
                                                =========       =======
LIABILITIES
  Current Liabilities:
   Accounts payable and accrued expenses       $       -      $       -
   Advances from shareholder                           -              -
                                               ---------      ---------
      Total current liabilities                        -              -
                                               ---------      ---------
              Total Liabilities                $       -      $       -
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000
   authorized, 5,100,000 shares issued and
     outstanding                                   6,600          6,600
  Capital in excess of par value                  79,400         79,400
  Deficit accumulated during the
   development stage                            (77,116)       (62,644)
                                               ---------      ---------

     Total stockholders' deficit                   8,884         23,356
                                               ---------      ---------
     Total liabilities and
     stockholders' deficit                      $  8,884        $23,256
                                                ========      =========

                    See Notes to Financial Statements

                         Kodiak International, Inc.
                     (An Exploration Stage Enterprise)
                          Statements of Operations

                                                                          Cumulative,
                                                                            Inception,
                                                                           February 2,
                                           Three Months   Three Months    2004 Through
                                              March 31,       March 31,      March 31,
                                              2009             2008            2009
                                           -----------     -----------     -----------
Sales                                       $        -      $        -     $        -
                                            ----------      ----------      ----------
Cost of Sales                                        -               -              -
                                            ----------      ----------      ----------
Net Sales                                            -               -              -

General and administrative expenses:
  Salaries                                           -               -              -
  Depreciation and Amortization                      -               -              -
  Mineral Property Expenditures                      -               -          7,500
  Legal and professional fees                   12,993               -         61,989
  Other general and administrative               1,479               =          1,957
                                            ----------      ----------      ----------
    Total operating expenses                    14,472               =         71,446
                                            ----------      ----------      ----------
    (Loss) from operations                     (14,472)              =        (71,446)
Other income (expense):
  Interest Income                                    -               -               -
  Currency losses                                    -               -         (5,670)
  Interest (expense)                                 -               -               -
                                            ----------      ----------       ---------
            (Loss) before taxes                (14,472)                       (77,116)
                                            ----------      ----------       ---------
Provision (credit) for taxes on income               -               -               -
                                            ----------      ----------       ---------
             Net (loss)                     $  (14,472)     $        -      $ (77,116)
                                            ==========      ==========       =========
Basic earnings (loss) per common share      $  (0.0022)     $        -
                                            ==========      ==========
Weighted average number of shares
  outstanding                                6,600,000       5,100,000
                                            ==========      ==========

                       See Notes to Financial statements

                       Kodiak International, Inc.
                  (An Exploration Stage Enterprise)
                       Statements of Cash Flows

                                                                       Cumulative,
                                                                        Inception,
                                                                       February 2,
                                         Three Months    Year ended   2004 Through
                                             March 31,    December 31,   March 31,
                                                2009            2008          2009
                                         -----------     -----------   -----------
Cash flows from operating activities:
  Net (loss)                                $  (14,472)   $ (41,539)    $ (77,116)
Adjustments to reconcile net (loss) to
  Cash provided (used) by developmental
    stage activities:
      Depreciation and Amortization                  -            -             -
Change in current assets and liabilities:
  Inventory                                          -            -             -
  Deposits                                           -            -             -
  Accounts payable and accrued expenses              -            -             -
                                            ----------   ----------     ---------
    Net cash flows from operating activities   (14,472)     (41,539)      (77,116)
                                            ----------   ----------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from investing activities         -            -             -
                                            ----------   ----------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                 -       60,000        86,000
  Advances from shareholder                          -            -             -
  Convertible note payable                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from financing activities         -       60,000        86,000
                                            ----------   ----------     ---------
      Net cash flows                           (14,472)      18,461         8,884
Cash and equivalents, beginning of period       23,356        4,895             -
                                            ----------   ----------     ---------
Cash and equivalents, end of period         $    8,884   $   23,356     $   8,884
                                            ==========   ==========     =========

Supplemental cash flow disclosures:
  Cash paid for interest                    $        -   $        -     $       -
  Cash paid for income taxes                         -            -     $       -

                      See Notes to Financial Statements

                        Kodiak International, Inc.
                   (An exploration stage enterprise)
                      Notes to Financial Statements
                            March 31, 2009

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

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to Exploration Stage enterprises. Changes in classification of 2008 amounts have been made to conform to current presentations.

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

                        Kodiak International, Inc.
                    (An exploration stage enterprise)
                       Notes to Financial Statements
                            March 31, 2009

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

Note 2 - Uncertainty, going concern:
At March 31, 2009, we were engaged in a business and had suffered losses from Exploration Stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                        Kodiak International, Inc.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                             March 31, 2009

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

The provision for refundable Federal income tax consists of the following:

                                                              2007           2008
Refundable Federal income tax attributable to:
   Current operations                                      $ (21,105)     $(41,539)
Less, Nondeductible expenses                                       -             -
   -Less, Change in valuation allowance                       20,105        41,539
Net refundable amount                                              -             -

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                               2007           2008
Deferred tax asset attributable to:

Net operating loss carryover                                 $ 3,166         $ 6,230
   Less, Valuation allowance                                 ( 3,166)         (6,230)
Net deferred tax asset                                             -               -

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

                          Kodiak International, Inc.
                       (An exploration stage enterprise)
                         Notes to Financial Statements
                              March 31, 2009

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

Note 5 - Mining Rights

In September 2008, the Company purchased the Kodiak Lode Mining Claim for $7,500. The mining claim is in the Sunset Mining District in the extreme southern portion of the State of Nevada. The claim is on 20.66 acres and includes gold, silver, copper and lead. The full mining claim was recorded as a period expense.

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

                            Kodiak International, Inc.
                        (An exploration stage enterprise)
                           Notes to Financial Statements
                                March 31, 2009

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

                          Kodiak International, Inc.
                      (An exploration stage enterprise)
                        Notes to Financial Statements
                              March 31, 2009

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

                           Kodiak International, Inc.
                       (An exploration stage enterprise)
                          Notes to Financial Statements
                               March 31, 2009

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties
------------------------
Kodiak is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by adverse weather conditions, impurities in the minerals and volume limitations.

Investing Activities
--------------------
For the year ended December 31, 2008 and for the three months ended March 31, 2009, Kodiak did not pursue any investing activities.

Financing Activities
---------------------

For the year ended December 31, 2008, and the three months ended
March 31, 2009, Kodiak received proceeds from the sale of stock of $60,000 and $0, resulting in net cash provided by financing activities of $60,000 and $0, respectively.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended March 31, 2008 and March 31, 2009, Kodiak paid legal and professional fees of $0 and $12,993. The increase in legal and professional fees was due to our recent public offering and reporting requirements. Mineral property expenditures were $0 in 2008 and 2009. Other general and administrative expenses increased from $0 in 2008 to $1,479 in 2009.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4T.  Controls and Procedures.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
          not applicable.

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2009

KODIAK INTERNATIONAL, INC.

By: /s/Henry Bush
---------------------------
Henry Bush, Principal Executive Officer