Form 10-Q
period 2009-06-30
Kodiak International, Inc.
filed 2009-08-14
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2009

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

The number of outstanding shares of the registrant's common stock, August 14, 2009:

  Common Stock  -  6,600,000

Kodiak International, Inc.
FORM 10-Q
For the quarterly period ended June 30, 2009
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      14
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        17
Item 4T. Controls and Procedures                              18

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    19
Item 1A. Risk Factors                                         19
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        19
Item 3.  Defaults upon Senior Securities                      19
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            19
Item 5.  Other Information                                    19
Item 6.  Exhibits                                             19

SIGNATURES                                                    19

PART I
Item I - FINANCIAL STATEMENTS

                       Kodiak International, Inc.
                    (An Exploration Stage Enterprise)
                              Balance Sheet

                                             Unaudited      (Audited)
                                               June 30,   December 31,
                                                2009          2008
                                           ------------     -----------
ASSETS
  Current Assets:
    Cash                                       $     962       $23,356
    Accounts receivable                                -             -
    Inventory                                          -             -
                                               ---------       -------
      Total current assets                           962        23,356
                                               ---------       -------
  Fixed Assets:
    Furniture and Equipment                            -             -
    Computer Equipment                                 -             -
    Leasehold Improvements                             -             -
                                               ---------       -------
  Total Fixed Assets                                   -             -
    Less Accumulated Depreciation                      -             -
                                               ---------       -------
      Net fixed assets                                 -             -
                                               ---------       -------
  Other Assets
    Deposits                                           -             -
    Goodwill                                           -             -
                                               ---------       -------
      Total other assets                               -             -
                                               ---------       -------
             Total Assets                      $      962      $23,356
                                                =========      =======
LIABILITIES
  Current Liabilities:
   Accounts payable and accrued expenses       $       -     $       -
   Advances from shareholder                           -             -
                                               ---------     ---------
      Total current liabilities                        -             -
                                               ---------     ---------
              Total Liabilities                $       -     $       -
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000
   authorized, 6,600,000 and 5,100,000 shares
     issued and outstanding, respectively          6,600         6,600
  Capital in excess of par value                  79,400        79,400
  Deficit accumulated during the
   development stage                             (85,038)      (62,644)
                                               ---------      ---------

     Total stockholders' deficit                     962         23,356
                                               ---------      ---------
     Total liabilities and
     stockholders' deficit                      $    962        $23,256
                                                ========      =========

                    See Notes to Financial Statements

                         Kodiak International, Inc.
                     (An Exploration Stage Enterprise)
                          Statements of Operations

                                          Three Months               Six Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Sales                               $        -   $        -   $        -   $        -
Cost of sales                                -            -            -            -
                                    ----------   ----------   ----------   ----------
Gross profit                                 -            -            -            -
                                    ----------   ----------   ----------   ----------

General and administrative expenses
  Salaries                                   -            -            -            -
  Depreciation and amortization              -            -            -            -
  Mineral property expenditures              -            -            -            -
  Legal and professional fees            6,374            -       19,368            -
  Other general and administrative       1,484            -        2,963            -
                                    ----------   ----------   ----------   ----------
     Total operating expenses            7,858            -       22,331            -
                                    ----------   ----------   ----------   ----------
     (Loss) from operations             (7,858)           -      (22,331)           -
                                    ----------   ----------   ----------   ----------
Other income (expense):
  Interest income                            -            -            -            -
  Currency losses                          (63)           -          (63)           -
  Interest expense                           -            -            -            -
                                    ----------   ----------   ----------   ----------
    (Loss) before taxes                 (7,921)           -      (22,394)           -
                                    ----------   ----------   ----------   ----------
Provision (credit) for taxes
  On income                                  -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net (loss)                        $   (7,921)  $        -   $  (22,394)  $        -
                                    ==========   ==========   ==========   ==========

  Basic earnings(loss)
    per common share                $  (0.0012)  $        -   $  (0.0034)  $        -
                                    ==========   ==========   ==========   ==========
  Weighted average number
   Of shares outstanding             6,600,000    5,100,000    6,600,000    5,100,000
                                    ==========   ==========   ==========   ==========

                       See Notes to Financial Statements

                       Kodiak International, Inc.
                  (An Exploration Stage Enterprise)
                       Statements of Cash Flows

                                                                       Cumulative,
                                                                        Inception,
                                                                       February 2,
                                          Six Months     Year ended   2004 Through
                                           June 30,      December 31,   June 30,
                                             2009            2008         2009
                                         -----------     -----------   -----------
Cash flows from operating activities:
  Net (loss)                                $  (22,394)   $ (41,539)    $ (85,038)
Adjustments to reconcile net (loss) to
  Cash provided (used) by developmental
    stage activities:
      Depreciation and Amortization                  -            -             -
Change in current assets and liabilities:
  Inventory                                          -            -             -
  Deposits                                           -            -             -
  Accounts payable and accrued expenses              -            -             -
                                            ----------   ----------     ---------
    Net cash flows from operating activities   (22,394)     (41,539)      (85,038)
                                            ----------   ----------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from investing activities         -            -             -
                                            ----------   ----------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                 -       60,000        86,000
  Advances from shareholder                          -            -             -
  Convertible note payable                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from financing activities         -       60,000        86,000
                                            ----------   ----------     ---------
      Net cash flows                           (22,394)      18,461           962
Cash and equivalents, beginning of period       23,356        4,895             -
                                            ----------   ----------     ---------
Cash and equivalents, end of period         $      962   $   23,356     $     962
                                            ==========   ==========     =========

Supplemental cash flow disclosures:
  Cash paid for interest                    $        -   $        -     $       -
  Cash paid for income taxes                         -            -     $       -

                      See Notes to Financial Statements

                        Kodiak International, Inc.
                   (An exploration stage enterprise)
                      Notes to Financial Statements
                            June 30, 2009

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

                        Kodiak International, Inc.
                    (An exploration stage enterprise)
                       Notes to Financial Statements
                            June 30, 2009

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

Note 2 - Uncertainty, going concern:
At June 30, 2009, we were engaged in a business and had suffered losses from Exploration Stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                        Kodiak International, Inc.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                             June 30, 2009

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

                          Kodiak International, Inc.
                       (An exploration stage enterprise)
                         Notes to Financial Statements
                              June 30, 2009

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

                            Kodiak International, Inc.
                        (An exploration stage enterprise)
                           Notes to Financial Statements
                                June 30, 2009

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

                          Kodiak International, Inc.
                      (An exploration stage enterprise)
                        Notes to Financial Statements
                              June 30, 2009

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

                           Kodiak International, Inc.
                       (An exploration stage enterprise)
                          Notes to Financial Statements
                               June 30, 2009

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

Investing Activities
--------------------
For the year ended December 31, 2008 and for the six months ended
June 30, 2009, Kodiak did not pursue any investing activities.

Financing Activities
---------------------

For the six months ended June 30, 2009, Kodiak did not pursue any financing activities.

For the year ended December 31, 2008, Kodiak received proceeds from the sale of stock of $60,000, resulting in net cash provided by financing activities of $60,000.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended June 30, 2009 and 2008, Kodiak paid legal and professional fees of $6,374 and $0. The increase in legal and professional fees was due to our recent public offering and reporting requirements. Mineral property expenditures were $0 in 2009 and 2008. Other general and administrative expenses increased from $0 in 2008 to $1,484 in 2009.

For the six months ended June 30, 2009 and 2008, Kodiak paid legal and professional fees of $19,368 and $0. The increase in legal and professional fees was due to our recent public offering and reporting requirements. Mineral property expenditures were $0 in 2009 and 2008. Other general and administrative expenses increased from $0 in 2008 to $2,963 in 2009.

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

Item 4T.  Controls and Procedures.

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 14, 2009

KODIAK INTERNATIONAL, INC.

By: /s/Henry Bush
---------------------------
Henry Bush, Principal Executive Officer