Form 10-Q
period 2009-09-30
Kodiak International, Inc.
filed 2009-11-16
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2009

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

The number of outstanding shares of the registrant's common stock, November 11, 2009:

  Common Stock  -  6,600,000

Kodiak International, Inc.
FORM 10-Q
For the quarterly period ended September 30, 2009
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS

                       Kodiak International, Inc.
                    (An Exploration Stage Enterprise)
                              Balance Sheet

                                             Unaudited      (Audited)
                                           September 30,   December 31,
                                                2009          2008
                                           ------------     -----------
ASSETS
  Current Assets:
    Cash                                       $       -      $ 23,356
    Accounts receivable                                -             -
    Inventory                                          -             -
                                               ---------      --------
      Total current assets                             -        23,356
                                               ---------      --------
  Fixed Assets:
    Furniture and Equipment                            -             -
    Computer Equipment                                 -             -
    Leasehold Improvements                             -             -
                                               ---------      --------
  Total Fixed Assets                                   -             -
    Less Accumulated Depreciation                      -             -
                                               ---------      --------
      Net fixed assets                                 -             -
                                               ---------      --------
  Other Assets
    Deposits                                           -             -
    Goodwill                                           -             -
                                               ---------      --------
      Total other assets                               -             -
                                               ---------      --------
             Total Assets                      $       -      $ 23,356
                                               =========      ========
LIABILITIES
  Current Liabilities:
   Checks in excess of deposits                $      31      $      -
   Accounts payable and accrued expenses               -             -
   Advances from shareholder                      10,000             -
                                               ---------      --------
      Total current liabilities                   10,031             -
                                               ---------      --------
              Total Liabilities                   10,031             -
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 75,000,000
   authorized, 6,600,000 and 6,600,000 shares
     issued and outstanding, respectively          6,600         6,600
  Capital in excess of par value                  79,400        79,400
  Deficit accumulated during the
   development stage                             (96,031)      (62,644)
                                               ---------       --------

     Total stockholders' deficit                 (10,031)        23,356
                                                --------       --------
     Total liabilities and
     stockholders' deficit                      $      -       $ 23,256
                                                ========       ========

    The accompanying notes are an integral part of these statements

                         Kodiak International, Inc.
                     (An Exploration Stage Enterprise)
                          Statements of Operations

                                          Three Months               Nine Months
                                       2009         2008         2009         2008
                                    ----------   ----------   ----------   ----------
Sales                               $        -   $        -   $        -   $        -
Cost of sales                                -            -            -            -
                                    ----------   ----------   ----------   ----------
Gross profit                                 -            -            -            -
                                    ----------   ----------   ----------   ----------

General and administrative expenses
  Salaries                                   -            -            -            -
  Depreciation and amortization              -            -            -            -
  Mineral property expenditures              -            -            -            -
  Legal and professional fees           10,430       19,303       29,698       19,303
  Other general and administrative         564           41        3,627           41
                                    ----------   ----------   ----------   ----------
     Total operating expenses           10,994       19,334       33,325       19,344
                                    ----------   ----------   ----------   ----------
     (Loss) from operations            (10,994)     (19,334      (33,325)     (19,344)
                                    ----------   ----------   ----------   ----------
Other income (expense):
  Interest income                            -            -            -            -
  Currency losses                            -       (5,670)         (63)      (5,670)
  Interest expense                           -            -            -            -
                                    ----------   ----------   ----------   ----------
    (Loss) before taxes                (10,994)     (25,014)     (33,388)     (25,014)
                                    ----------   ----------   ----------   ----------
Provision (credit) for taxes
  On income                                  -            -            -            -
                                    ----------   ----------   ----------   ----------
  Net (loss)                        $  (10,994)  $  (25,014)  $  (33,388)  $  (25,014)
                                    ==========   ==========   ==========   ==========

  Basic earnings(loss)
    per common share                $  (0.0017)  $  (0.0040)  $  (0.0051)  $  (0.0040)
                                    ==========   ==========   ==========   ==========
  Weighted average number
   Of shares outstanding             6,600,000    6,300,000    6,600,000    6,300,000
                                    ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements

                       Kodiak International, Inc.
                  (An Exploration Stage Enterprise)
                       Statements of Cash Flows

                                                                       Cumulative,
                                                                        Inception,
                                                                       February 2,
                                          Nine Months     Year ended   2004 Through
                                         September 30,    December 31  September 30,
                                             2009            2008         2009
                                         -----------     -----------   -----------
Cash flows from operating activities:
  Net (loss)                                 $ (33,388)   $ (25,014)    $ (96,030)
Adjustments to reconcile net (loss) to
  cash provided (used) by developmental
    stage activities:
      Depreciation and Amortization                  -            -             -
Change in current assets and liabilities:
  Inventory                                          -            -             -
  Deposits                                           -            -             -
    Rounding                                         1            -            (1)
  Accounts payable and accrued expenses              -            -             -
                                             ---------    ---------     ---------
    Net cash flows from operating activities   (22,394)     (25,014)      (96,031)
                                             ---------    ---------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                           -            -             -
                                             ---------    ---------     ---------
    Net cash flows from investing activities         -            -             -
                                             ---------    ---------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock                 -       60,000        86,000
  Advances from shareholder                         31            -            31
  Convertible note payable                      10,000            -        10,000
                                             ---------    ---------     ---------
    Net cash flows from financing activities    10,031       60,000        96,031
                                             ---------    ---------     ---------
      Net cash flows                           (23,356)      34,986             -2
Cash and equivalents, beginning of period       23,356        4,895             -
                                             ---------    ---------     ---------
Cash and equivalents, end of period          $       -    $  39,881     $       -
                                             =========    =========     =========

Supplemental cash flow disclosures:
  Cash paid for interest                     $       -    $       -     $       -
  Cash paid for income taxes                 $       -    $       -     $       -

     The accompanying notes are an integral part of these statements.

                        Kodiak International, Inc.
                   (An exploration stage enterprise)
                      Notes to Financial Statements
                            September 30, 2009

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

                        Kodiak International, Inc.
                    (An exploration stage enterprise)
                       Notes to Financial Statements
                            September 30, 2009

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

Note 2 - Uncertainty, going concern:
At September 30, 2009, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                        Kodiak International, Inc.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                             September 30, 2009

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

The provision for refundable Federal income tax consists of the following:

                                                              2009           2008
Refundable Federal income tax attributable to:
   Current operations                                      $ (21,105)     $(41,539)
Less, Nondeductible expenses                                       -             -
   -Less, Change in valuation allowance                       20,105        41,539
Net refundable amount                                              -             -

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                               2009           2008
Deferred tax asset attributable to:

Net operating loss carryover                                 $ 3,166         $ 6,230
   Less, Valuation allowance                                  (3,166)         (6,230)
Net deferred tax asset                                             -               -

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

                          Kodiak International, Inc.
                       (An exploration stage enterprise)
                         Notes to Financial Statements
                              September 30, 2009

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

                            Kodiak International, Inc.
                        (An exploration stage enterprise)
                           Notes to Financial Statements
                                September 30, 2009

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

                          Kodiak International, Inc.
                      (An exploration stage enterprise)
                        Notes to Financial Statements
                              September 30, 2009

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

                           Kodiak International, Inc.
                       (An exploration stage enterprise)
                          Notes to Financial Statements
                               September 30, 2009

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

Investing Activities
--------------------
For the nine months ended September 30, 2009 and 2008, Kodiak did not pursue any investing activities.

Financing Activities
--------------------
For the nine months ended September 30, 2009, Kodiak received checks in excess of deposits of $31 and receive advances from shareholder of $10,000. As a result, Kodiak had net cash flows from financing activities of $10,031 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, Kodiak received proceeds from the sale of common stock of $60,000. As a result, Kodiak had net cash flows from financing activities of $60,000 for the nine months ended September 30, 2009.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended September 30, 2009 and 2008, Kodiak paid legal and professional fees of $10,430 and $19,303. The decrease in legal and professional fees was due to the completion of the public offering and reporting requirements. Mineral property expenditures were $0 in 2009 and 2008. Other general and administrative expenses increased from $41 in 2008 to $564 in 2009.

For the nine months ended September 30, 2009 and 2008, Kodiak paid legal and professional fees of $29,698 and $19,303. The increase in legal and professional fees was due to our recent public offering and reporting requirements. Mineral property expenditures were $0 in 2009 and 2008. Other general and administrative expenses increased from $41 in 2008 to $3,627 in 2009.

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

Item 4T.  Controls and Procedures.

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2009 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: November 16, 2009

KODIAK INTERNATIONAL, INC.

By: /s/Henry Bush
---------------------------
Henry Bush, Principal Executive Officer