Form 10-K
period 2009-12-31
Amerilithium Corp.
filed 2010-04-14
CIK 1448763

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2009
 OR

[ ]  15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

             Commission file number: 333-155059

                     AMERILITHIUM CORP.
                 (Exact name of registrant in its charter)

          Nevada                       61-1604254
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization             Identification No.)

                         Suite 100
                     297 Kingsbury Grade
                  Lake Tahoe, NV 89449-4470
           (Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code: \


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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.406 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that Dale the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the part 90 days.
Yes [x] No[  ]

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2010 was 56,900,000 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Amerilithium Corp.
Form 10-K
For the Fiscal Year Ended December 31, 2009
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

        CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this annual report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors include, but are not limited to, our ability to raise sufficient capital to fund our ongoing operations and satisfy our obligations as they become due, our ability to implement our strategic initiatives, economic, political and market conditions and fluctuations government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this annual report in its entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this annual report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

PART I

ITEM 1.   BUSINESS

On February 18, 2010, the Articles of Incorporation were amended to change the name of the corporation from Kodiak International, Inc. to Amerilithium Corp. and to increase the authorized common shares to 150,000,000 common shares.

Amerilithium is a mineral exploration company. Amerilithium acquired a 100% undivided interest in a mineral claim known as the Kodiak Lode Claim comprised of one located claim of 20.66 acres in the Sunset (Lyon) Mining District in the extreme southern portion of the state of Nevada. The claim covers former exploratory workings on a gold/silver showing. Amerilithium intends to pursue an exploration program to continue the exploration and development of the claim with a view to establish sufficient miner-bearing reserves.

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

Power Mining Ventures, Inc.
---------------------------
On March 1, 2010, the registrant entered into an asset purchase agreement with Power Mining Ventures, Inc. Pursuant to the agreement, Power Mining sold a 100% net revenue interest in certain mineral lease interests for the exploration of minerals in the Athena Lithium Brine
Project located in Alberta, Canada.   Additionally, Power Mining pledged
a 2% Net Smelter Return Royalty on the property to a third party.  1% of
which can be purchased for $1,000,000.   The NSR will be payable upon
commencement of commercial production, at which time a more formal agreement concerning NSR will be entered into. The registrant issued 300,000 restricted common shares for the lease interests.

On March 22, 2010, the registrant entered into an asset purchase agreement with Power Mining Ventures, Inc. Pursuant to the agreement, Power Mining sold a 100% net revenue interest in certain mineral lease interests for the exploration of minerals in three lithium brine
projects located in southwestern Australia.   Additionally, Power Mining
pledged a 2% Net Smelter Return Royalty on the property to a third
party.  1% of which can be purchased for $1,000,000.   The NSR will be
payable upon commencement of commercial production, at which time a more formal agreement concerning NSR will be entered into. The registrant issued 2,400,000 restricted common shares for the lease interests.

GeoXplor Corporation
--------------------
On March 12, 2010, the registrant entered into an Asset Purchase Agreement with GeoXplor Corporation. GeoXplor has a 100% interest in and to approximately 81 claims comprising nearly 6,000 acres in the immediate Clayton Valley area, nearby the Chemetall Foot lithium brine plant at Silver Peak, Nevada.

Pursuant to the Asset Purchase Agreement, the registrant agreed to purchase all of GeoXplor's rights, title and interest, if any, in and to the property described above. The purchase price for the property shall be a total of $440,500 in cash, a work commitment for the property of up to $1,000,000 over three years and 750,000 common shares of the registrant.

The registrant will pay GeoXplor $440,500 in cash consideration as follows:

   -  USD $40,500, previously paid as a non-refundable deposit,
   -  USD $100,000 on February 10, 2010,
   -  USD $100,000 within 90 days of the closing of this definitive
Agreement,
   -  USD $100,000 within 120 days of the closing of this definitive
Agreement, and
   -  USD $100,000 within 180 days of the closing of this definitive
Agreement.

The registrant will provide a work commitment for the property of up to USD $1,000,000 over three years as follows:

   -  USD $150,000 within one year of the closing of this definitive
Agreement,
   - USD $250,000 within two years of the closing of this definitive Agreement, and
   -  USD $600,000 within three years of the closing of this definitive
Agreement.

The registrant will grant GeoXplor 750,000 post-split shares of the registrant as follows:

   -  250,000 shares at closing of this definitive Agreement,
   - 250,000 shares within six months of the closing of this definitive Agreement, and
   - 250,000 shares within twelve months of the closing of this definitive Agreement.

It is also recognized that these shares may be issued in its entirety to an escrow agent upon closing, and that the shares would be released in three equal amounts at six months, twelve months and eighteen months of the closing of this definitive Agreement, respectively.

GeoXplor will retain a 3% Net Smelter Returns Royalty on the property as defined in Schedule B. The registrant is hereby granted an option to purchase up to a total of 2% of NSR by paying GeoXplor USD
$1,000,000 for each 1% (1/3) at anytime.

GeoXplor shall be named Operator, to perform and conduct all necessary exploration on the property to industry standards.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

We currently have an office located at 297 Kingsbury Grade, Lake Tahoe, Nevada 89449-4470. Telephone 775-996-2210. Our monthly lease payment is $1,200 per month.


ITEM 3.  LEGAL PROCEEDINGS.

The registrant is not involved in any legal proceedings at this date.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                            PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Item 5(a)

a) Market Information. The registrant began trading publicly on the NASD Over the Counter Bulletin Board on March 12, 2010 under the symbol "AMEL".

b) Holders. At March 31, 2010, there were approximately 37 shareholders of the registrant.

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

Investing Activities
--------------------
For the year ended December 31, 2009 and 2008, Amerilithium did not pursue any investing activities.

Financing Activities
--------------------
For the year ended December 31, 2009, Amerilithium received proceeds from the sale of common stock of $50,000. Additionally, Amerilithium had advances from shareholder of $10,000. As a result, Amerilithium had net cash flows from financing activities of $60,000 for the year ended December 31, 2009.

For the year ended December 31, 2008, Amerilithium received proceeds from the sale of common stock of $60,000. As a result, Amerilithium had net cash flows from financing activities of $60,000 for the year ended December 31, 2009.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the years ended December 31, 2009 and 2008, Amerilithium paid salaries of $19,500 and $0, respectively. For the year ended December 31, 2009 and 2008, Kodiak paid legal and professional fees of $57,380 and $28,201, respectively. The increase in legal and professional fees was commencement of operations and the costs associated with being a reporting company under the Securities Exchange Act of 1934. Mineral property expenditures in 2009 and 2008 were $0 and $7,500, respectively. Other general and administrative expenses increased from $168 in 2008 to $5,008 in 2009.

Plan of Operation
-----------------
We did not raise any funds in our recent public offering. Our ability to continue in existence is dependent on our ability to commence full scale operations.

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

Recent Accounting Pronouncements
--------------------------------
In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amerilithium Corp.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        18
Financial Statements of Amerilithium Corp.:
  Balance Sheets:
    December 31, 2009 and 2008                                 19
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           20
  Statements of Stockholders' Deficit For
    the Years Ended December 31, 2009 and 2008                 21
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 22
  Notes to Financial Statements                                25

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERILITHIUM CORP.
(FORMERLY KODIAK INTERNATIONAL, INC.)
Las Vegas, Nevada

We have audited the balance sheets of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATIONAL, INC.) an exploration stage company, as at DECEMBER 31, 2009 and 2008, the statements of earnings and deficit, stockholders' deficiency and cash flows for the year ended and the period from inception February 2, 2004 to DECEMBER 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATION, INC.), an exploration stage company, as of December 31, 2009 and the results of its operations and its cash flows for the period then ended in conformity with generally accepted accounting principles accepted in the United States of America.

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

/s/Thomas J Harris, CPA
-----------------------------------
Thomas J Harris, CPA
March 28, 2010

Amerilithium Corp.
   Formerly Kodiak International, Inc.
 (An Exploration Stage Enterprise)
Balance Sheet

                                            December 31,   December 31,
                                                2009          2008
                                           ------------     -----------
ASSETS
  Current Assets:
    Cash                                       $     591      $  23,356
    Accounts receivable                                -              -
    Inventory                                          -              -
                                               ---------      ---------
      Total current assets                           591         23,356
                                               ---------      ---------
  Fixed Assets:
    Furniture and Equipment                            -              -
    Computer Equipment                                 -              -
    Leasehold Improvements                             -              -
                                               ---------      ---------
  Total Fixed Assets                                   -              -
    Less Accumulated Depreciation                      -              -
                                               ---------      ---------
      Net fixed assets                                 -              -
                                               ---------      ---------
  Other Assets
    Deposits                                           -              -
    Goodwill                                           -              -
                                               ---------      ---------
      Total other assets                               -              -
                                               ---------      ---------
             Total Assets                      $     591      $  23,356
                                               =========      =========
LIABILITIES
  Current Liabilities:
   Accounts payable and accrued expenses       $       -      $       -
   Advances from shareholder                      10,000              -
                                               ---------      ---------
      Total current liabilities                   10,000              -
                                               ---------      ---------
              Total Liabilities                $  10,000      $       -
STOCKHOLDERS' DEFICIT
  Common stock, $.001 par value, 150,000,000
   authorized, 6,800,000 and 6,600,000 shares
   issued and outstanding                          6,800          6,600
  Capital in excess of par value                 129,200         79,400
  Deficit accumulated during the
   development stage                            (145,409)       (62,644)
                                                --------       --------
     Total stockholders' deficit                  (9,409)        23,356
                                               ---------       --------
     Total liabilities and
     stockholders' deficit                     $     591       $ 23,256
                                               =========       ========
       See accompanying notes are an integral part of these statements

                           Amerilithium Corp.
                    Formerly Kodiak International, Inc.
                     (An Exploration Stage Enterprise)
                          Statements of Operations

                                                                         Cumulative,
                                                                         Inception,
                                                                         February 2,
                                           Year ended      Year ended   2004 Through
                                           December 31,    December 31,  December 31,
                                              2009             2008          2009
                                           -----------     -----------   -----------
Sales                                       $        -      $        -      $        -
                                            ----------      ----------      ----------
Cost of Sales                                        -               -               -
                                            ----------      ----------      ----------
Net Sales                                            -               -               -

General and administrative expenses:
  Salaries                                      19,500               -          19,500
  Depreciation and Amortization                      -               -               -
  Mineral Property Expenditures                      -           7,500           7,500
  Legal and professional fees                   57,380          28,201         106,376
  Other general and administrative               5,008             168           5,486
                                            ----------      ----------      ----------
    Total operating expenses                    81,888          35,869         138,862
                                            ----------      ----------      ----------
    (Loss) from operations                     (81,888)        (35,869)       (138,862)
Other income (expense):
  Interest Income                                    -               -               -
  Currency losses                                 (877)         (5,670)         (6,547)
  Interest (expense)                                 -               -               -
                                            ----------      ----------       ---------
            (Loss) before taxes                (82,765)        (41,539)       (145,409)
                                            ----------      ----------       ---------
Provision (credit) for taxes on income               -               -               -
                                            ----------      ----------       ---------
             Net (loss)                     $  (82,765)     $  (41,539)      $(145,409)
                                            ==========      ==========       =========
Basic earnings (loss) per common share      $  (0.0125)     $ (0.0074)
                                            ==========      ==========
Weighted average number of shares
  outstanding                                6,623,562       5,638,356
                                            ==========      ==========

       See accompanying notes are an integral part of these statements

                           Amerilithium Corp.
                     Formerly Kodiak Internationa, Inc.
                     (An Exploration Stage Enterprise)
                     Statements of Stockholders' Deficit

                                                                 Capital in
                                            Common Stock          Excess of
          ACTIVITY                       Shares       Amount      Par Value
                                       ----------   ----------   ----------
Inception, February 2, 2004 through
  December 31, 2005 (Audited):
Shares Issued                           4,740,000   $   4,740     $  14,060
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2005             4,740,000   $   4,740     $  14,060

Year Ended December 31, 2006 (Audited)
Shares Issued                             360,000   $     360     $   6,840
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2006             5,100,000   $   5,100     $  20,900

Year Ended December 31, 2007 (Audited)
Shares Issued                                   -   $       -     $       -
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2007 (Audited)   5,100,000   $   5,100     $  20,900
Shares Issued, August 22, 2008          1,500,000       1,500        58,500
Net (loss)                                      -           -             -
                                       ----------   ---------     ---------
Balances, December 31, 2008 (Audited)   6,600,000       6,600        79,400
Shares Issued, November 18, 2009          200,000         200        49,800
Net (loss)
                                       ----------   ---------     ---------
Balances, December 31, 2009             6,800,000   $   6,800     $ 129,200
                                       ==========   =========     =========



                         Amerilithium Corp.
                  Formerly Kodiak International, Inc.
                   (An Exploration Stage Enterprise)
  (CONTINUED)      Statement of Stockholders' Deficit

                                         Deficit
                                        Accumulated
                                        During the
                                        Development
          ACTIVITY                         Stage              Total
                                        ------------        ----------
Inception, February 2, 2004 through
  December 31, 2005 (Audited):
Shares Issued                                   -            $  18,800
Net (loss)                                   (104)                (104)
                                       ----------            ---------
Balances, December 31, 2005            $     (104)           $  18,696

Year Ended December 31, 2006 (Audited)
Shares Issued                                   -                7,200
Net (loss)                                (20,020)             (20,020)
                                       ----------            ---------
Balances, December 31, 2006            $  (20,124)           $   5,876

Year Ended December 31, 2007 (Audited)
Shares Issued                                   -                    -
Net (loss)                                   (981)                (981)
                                       ----------            ---------
Balances, December 31, 2007 (Audited)  $  (21,105)           $   4,895
Shares Issued, August 22, 2008                  -               60,000
Net (loss)                                (41,539)             (41,539)
                                       ----------            ---------

Balances, December 31, 2008 (Audited)     (62,644)              23,356
Shares Issued, November 18, 2009                -               50,000
Net (loss)                                (82,765)             (82,765)
                                       ----------            ---------
Balances, December 31, 2009             $(145,409)           $  (9,409)
                                       ==========            =========





                    See Notes to Financial Statements

                         Amerilithium Corp.
                 Formerly Kodiak International, Inc.
                  (An Exploration Stage Enterprise)
                       Statements of Cash Flows

                                                                         Cumulative,
                                                                         Inception,
                                                                         February 2,
                                           Year ended      Year ended   2004 Through
                                           December 31,    December 31,  December 31,
                                              2009            2008          2009
                                           -----------     -----------   -----------
Cash flows from operating activities:
  Net (loss)                                $ (82,765)     $ (41,539)    $(145,409)
Adjustments to reconcile net (loss) to
  Cash provided (used) by developmental
    stage activities:
      Depreciation and Amortization                  -            -             -
Change in current assets and liabilities:
  Inventory                                          -            -             -
  Deposits                                           -            -             -
  Accounts payable and accrued expenses              -            -             -
                                            ----------   ----------     ---------
    Net cash flows from operating activities   (82,765)     (41,539)     (145,409)
                                            ----------   ----------     ---------
Cash flows from investing activities:
  Purchase of fixed assets                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from investing activities         -            -             -
                                            ----------   ----------     ---------
Cash flows from financing activities:
  Proceeds from sale of common stock            50,000       60,000        86,000
  Advances from shareholder                     10,000            -             -
  Convertible note payable                           -            -             -
                                            ----------   ----------     ---------
    Net cash flows from financing activities    60,000       60,000        86,000
                                            ----------   ----------     ---------
      Net cash flows                           (22,765)      18,461       (59,409)
Cash and equivalents, beginning of period       23,356        4,895             -
                                            ----------   ----------     ---------
Cash and equivalents, end of period         $      591   $   23,356     $ (59,409)
                                            ==========   ==========     =========

Supplemental cash flow disclosures:
  Cash paid for interest                    $        -   $        -     $       -
  Cash paid for income taxes                         -            -     $       -

       See accompanying notes are an integral part of these statements

                          Amerilithium Corp.
                  Formerly Kodiak International, Inc.
                   (An exploration stage enterprise)
                      Notes to Financial Statements
                            December 31, 2009

Note 1 - Organization and summary of significant accounting policies:
Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business -Amerilithium Corp., ("We," or "the Company") is a Nevada corporation incorporated on February 2, 2004. The Company is primarily engaged in the acquisition and exploration of mining properties.

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

Fair value of financial instruments and derivative financial instruments
- We have adopted Statements of Financial Accounting Standards regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates

                            Amerilithium Corp.
                   Formerly Kodiak International, Inc.
                    (An exploration stage enterprise)
                       Notes to Financial Statements
                            December 31, 2009

are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Note 2 - Uncertainty, going concern:
At December 31, 2009, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                             Amerilithium Corp.
                   Formerly Kodiak International, Inc.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                             December 31, 2009

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

The provision for refundable Federal income tax consists of the following:
                                                   2008        2009
                                                   ----        ----
Refundable Federal income tax attributable to:
Current operations                               $(41,539)  $( 28,140)
Less, Nondeductible expenses                         -0-         -0-
  -Less, Change in valuation allowance             41,539      28,140
Net refundable amount                                   -           -

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                   2008        2009
                                                   ----        ----
Deferred tax asset attributable to:

Net operating loss carryover                    $  6,230     $ 49,439
Less, Valuation allowance                         (6,230)     (49,439)
 Net deferred tax asset                                -            -

At December 31, 2009, an unused net operating loss carryover approximating $145,409 is available to offset future taxable income; it expires beginning in 2025.

Note 4 - Cumulative sales of stock:
Since its inception, we have issued shares of common stock as follows:

On August 8, 2005, our Directors authorized the issuance of 2,000,000 founder shares at par value of $0.001. These shares are restricted under rule 144 of the Securities Exchange Commission.

                            Amerilithium Corp.
                    Formerly Kodiak International Corp.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                            December 31, 2009

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

On December 11, 2009, as part of a private placement offering our Directors authorized the issuance of 200,000 shares of common stock at a price of $0.25 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

Note 5 - Mining Rights

In September 2008, the Company purchased the Kodiak Lode Mining Claim for $7,500. The mining claim is in the Sunset Mining District in the extreme southern portion of the State of Nevada. The claim is on 20.66 acres and includes gold, silver, copper and lead. The full mining claim was recorded as a period expense.

Note 6 - Subsequent Events

On February 18, 2010, the Company changed their name to Amerilithium Corp and the Shareholders consented to and authorized an 8 for 1 forward stock split.

On March 2, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc. The purchase is funded by restricted common stock and cash.

On March 12, 2010, the Company entered into a consulting agreement in which the Company will pay six equal installments of $10,000 monthly.

On March 12, 2010, the Company entered into an agreement to purchase 81 mining claims comprising of nearly 6,000 acres with GeoXplor
Corporation.

On March 12, 2010, the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

                            Amerilithium Corp.
                    Formerly Kodiak International Corp.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                            December 31, 2009

On March 22, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc. located in southwestern Australia. The purchase is funded by restricted common shares and cash.

On March 28, 2010, the Company entered into a financing agreement with Sunrise Energy Investment Ltd. The Company will sell up to $10,000,000 of its common stock. The Common Stock will also have an attached warrant to purchase future shares for $1.60.

During March 2010, the Company entered into multiple agreements to issue restricted common stock for members of the Advisory Board.


Note 7 - New accounting pronouncements:

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

                            Amerilithium Corp.
                    Formerly Kodiak International Corp.
                     (An exploration stage enterprise)
                       Notes to Financial Statements
                            December 31, 2009

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2009.

Management's Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control over Financial Reporting
- Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, and concluded that it is effective.

This annual report does not include an attestation report of the registrant's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the registrant's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management's report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.


ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

 Our sole director is as follows:

NAME AND ADDRESS            AGE          POSITIONS HELD           TERM
Henry Bush                  24        CFO, Controller            Inception
19 Dundrum Gate                           Director              to present
Dublin 16                             CEO, President             Inception
Republic of Ireland                                          to March 12, 2010

Matthew Worrall             36        CEO, President          March 12, 2010
Pembroke House                                                  to present
Upper Pembroke Street
Dublin 2, Republic of Ireland

Business Experience
-------------------
Henry Bush. Mr. Bush has worked at Dell, a global multinational computer company from November 2006 to present as a business sales manager. From September 2003 to November 2006, Mr. Bush attended
Sheffield University and obtained a degree in French.

Matthew Worrall. Mr. Worrall was a partner of Imagex, a print and design agency engaging in ecommerce operations and providing business consultancy to both small and blue chip organization from July 2006 to August 2008. From November 2005 -July 2006, Mr. Worrall was a business development manager for Ideasbynet, a promotion goods company. From August 1997 to November 2005, Mr. Worrall was a group manager for Boatworld Ltd., a marine hardware and accessories web store. From September 1999 to present, Mr. Worrall has worked as an independent property developer, completing several small to medium sized property developments.

The sole director will serve in his capacity as director until our next annual shareholder meeting to be held within six months of our fiscal year's close. Directors are elected for one-year terms.

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

To date, no compensation has been paid to our officers.

On March 12, 2010, Amerilithium entered into an employment agreement with Matthew Worrall. The term of the agreement is for three years and shall continue thereafter renewable on a twelve month basis. Mr. Worrall shall receive a salary of $6,500 per month. Mr. Worrall is eligible to participate in any benefits made generally available by Merilithium and shall be reimburse for all reasonable business expenses incurred in the performance of his duties. Amerilithium and Mr. Worrall shall review terms of Mr. Worrall's salary and benefits on a semi-annual basis.

We do not have any other standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our sole director in his capacity as such.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2010, the number and percentage of outstanding shares of Amerilithium common stock owned by
(i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name                             Amount    Percentage
----                             ------    ----------
Henry Bush                      2,000,000    30.30%

Matthew Worrall                         0        0%
                                ---------    ------
Officers and Directors
As a group (2 person)           2,000,000    30.30%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
---------------------
Amerilithium's board of directors consists of Matthew Worrall and Henry Bush. They are not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the year ended December 31, 2009, there were no transactions with related persons.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $8,750 and $1,750 respectively, from Thomas J. Harris, certified public accountant, for the 2009 and 2008 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Thomas J. Harris, certified public accountant for the 2009 and 2008 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Thomas J. Harris, certified public accountant during fiscal 2009 and 2008.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2009 and 2008 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, certified public accountant solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2009 and 2008
Statements of Operations for the years ended December 31, 2009 and 2008 Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008
Statements of Cash Flows for the years ended December 31, 2009 and 2008 Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:
None

(a)(3) Exhibits

The following of exhibits are filed with this report:

(31) 302 certifications

(32) 906 certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 14, 2010

Amerilithium Corp.

/s/ Matthew Worrall
------------------------------
By: Matthew Worrall, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Matthew Worrall
      -----------------------
      Matthew Worrall, CEO

      April 14, 2010

By:  /s/Henry G. Bush
     ----------------------
     Henry G. Bush, CFO, Controller
        and Director

      April 14, 2010