Form 10-Q
period 2010-03-31
Amerilithium Corp.
filed 2010-05-20
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Registrant's Telephone number, including area code: 775-996-2210

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [x]   No [ ]

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

The number of outstanding shares of the registrant's common stock, May 15, 2010: Common Stock - 58,033,333

Amerilithium Corp.
FORM 10-Q
For the quarterly period ended March 31, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      16
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        20
Item 4T. Controls and Procedures                              20

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    21
Item 1A. Risk Factors                                         21
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        21
Item 3.  Defaults upon Senior Securities                      21
Item 4.  Submission of Matters to a Vote of Security
           Holders                                            21
Item 5.  Other Information                                    21
Item 6.  Exhibits                                             21

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS
                                                    AMERILITHIUM CORP.
                                    Formally Kodiak International Inc.
                                     (An Exploration Stage Enterprise)
                                                        Balance Sheet

                                              (Unaudited)   (Audited)
                                                March 31,  December 31,
                                                  2010         2009
                                               ---------   -----------
ASSETS
  Current assets:
    Cash                                   $    11,397     $     591
    Accounts receivable                              -             -
    Inventory                                        -             -
                                           -----------     ---------
      Total current assets                      11,397           591
                                           -----------     ---------
 Fixed Assets
     Furniture and Equipment                         -             -
     Computer Equipment                          2,975             -
     Leasehold Improvements
                                           -----------     ---------
 Total Fixed Assets                              2,975             -
 Less Accumulated Depreciation                      50             -
                                           -----------     ---------
 Net Fixed Assets                                2,925             -
                                           -----------     ---------
Other Assets
    Mining Claims                            6,298,000             -
    Goodwill                                         -             -
                                           -----------     ---------
 Total Other Assets                          6,298,000             -
                                           -----------     ---------
      Total assets                         $ 6,312,322     $     591
                                           ===========     =========
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses  $       400    $        -
    Advances from shareholder                   30,000        10,000
    Notes payable                              500,500             -
                                           -----------     ---------
      Total current liabilities                530,900        10,000
                                           -----------     ---------
      Total liabilities                        530,900        10,000
                                           -----------     ---------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value,
  150,000,000 authorized, 13,333,333 and
  8,200,000 shares issued and outstanding       13,333         8,200
  Capital in excess of par value             5,195,167       127,800
  Stock subscription payable                   825,000             -
  Deficit accumulated during the development
    stage                                     (252,078)     (145,409)
                                           -----------     ---------

      Total stockholders' equity             5,781,422        (9,409)
                                           -----------     ---------
     Total liabilities and stockholders'
        deficit                            $ 6,312,322     $     591
                                           ===========     =========






       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Operations

                                                                      Cumulative,
                                                                      Inception,
                                                                      February 2,
                                     Three Months    Three Months    2004 Through
                                       March 31,       March 31,       March 31,
                                         2010            2009             2010
                                     ------------     -----------    ------------
Sales                                 $       -        $       -      $        -
                                      ---------        ---------      ----------
Cost of Sales                                 -                -               -
                                      ---------        ---------      ----------
Gross Profit                                  -                -               -
                                      ---------        ---------      ----------
General and administrative
  expenses:
   Salaries                              13,000                -          32,500
  Depreciation and Amortization              50                -              50
  Mineral Property Expenditures               -                -               -
  Legal and professional fees            53,957           12,993         167,833
  Marketing and Advertising              28,161                -          28,161
  Other general and
   administrative                         9,418            1,279          14,904
                                      ---------        ---------      ----------
    Total operating expenses            104,586           14,272         243,448
                                      ---------        ---------      ----------
    (Loss) from operations             (104,586)         (14,272)       (243,448)
                                      ---------        ---------      ----------
Other income (expense):
  Interest Income                             -                -               -
  Currency losses                        (1,683)            (877)         (8,230)
  Interest (expense)                       (400)               -            (400)
                                      ---------        ---------      ----------
    (Loss) before taxes                (106,669)         (15,149)       (252,078)
                                      ---------        ---------      ----------
Provision (credit) for taxes
 on income                                    -                -               -
                                      ---------        ---------      ----------
    Net (loss)                         (106,669)       $ (15,149)     $ (252,078)
                                      =========        =========      ==========
Basic earnings (loss) per
 common share                         $ (0.0108)       $ (0.0023)
                                      =========        =========
Weighted average number of
 shares outstanding                   9,911,111        6,600,000
                                      =========        =========

       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Cash Flows

                                                                      Cumulative,
                                                                      Inception,
                                                                      February 2,
                                     Three Months    Three Months    2004 Through
                                       March 31,       March 31,       March 31,
                                         2010            2009             2010
                                     ------------     -----------    ------------
 Cash flows from operating
  activities:
  Net (loss)                        $  (106,669)      $ (14,472)     $ (252,078)

 Adjustments to reconcile
  net (loss) to cash provided
 (used) by developmental stage
  activities:
     Depreciation and Amortization           50               -              50
   Change in current assets
    and liabilities:
     Inventory                                -               -               -
     Deposits                                 -               -               -
     Accounts payable and accrued
      expenses                              400               -             400
                                    -----------       ---------      ----------
       Net cash flows from
        operating activities           (106,219)        (14,472)       (251,628)
                                    -----------       ---------      ----------
 Cash flows from investing
  activities:
     Purchase of fixed assets            (2,975)              -          (2,975)
      Purchase of Mining Rights      (6,298,000)              -      (6,298,000)
                                    -----------       ---------      ----------
      Net cash flows from
        investing activities         (6,300,975)              -      (6,300,975)
                                    -----------       ---------      ----------
 Cash flows from financing
  activities:
   Proceeds from sale of
    common stock                      5,072,500               -       5,208,500
    Stock subscription payable          825,000               -         825,000
   Advances from shareholder             20,000               -          30,000
    Convertible Note Payable            500,500               -         500,500
                                    -----------       ---------      ----------
       Net cash flows from
        financing activities          6,418,000               -       6,564,000
                                    -----------       ---------      ----------
       Net cash flows                    10,806         (14,472)         11,397




 Cash and equivalents,
  beginning of period                       591          23,356               -
                                    -----------       ---------      ----------
 Cash and equivalents, end
  of period                         $    11,397       $   8,884      $   11,397
                                    ===========       =========      ==========
 Supplemental cash flow disclosures:
   Cash paid for interest           $       400       $       -      $        -
   Cash paid for income taxes       $         -       $       -      $        -



       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business - Amerilithium Corp., formerly Kodiak International Inc., ("We," or "the Company") is a Nevada corporation incorporated on February 2, 2004. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.
Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to development stage enterprises. Changes in classification of 2009 amounts have been made to conform to current presentations.

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

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

Note 2 - Uncertainty, going concern:
At March 31, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

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

On November 18, 2009, our Directors authorized the issuance of $1,600,000 shares of common stock at a price of $0.03125 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

In March 2010, the Company issued 5,050,000 common stock shares at prices ranging from $0.95 to $1.65 per share for the purchase of mining claims. These shares are restricted.

As part of purchase of mining claims the Company has committed to the issuance of 500,000 shares of common stock at a price of $1.65. The Company has recorded this as a stock subscription payable.

On March 30, 2010, the Company issued 83,333 shares of common stock at a price of $1.20 per share as part of a private placement financing agreement.

Note 5 - Employment and Consulting Agreements

On March 12, 2010 the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On March 12, 2010 the Company entered into a consulting agreement for $100,000 in which the Company will pay $40,000 on signing and six equal installments of $10,000 monthly. As of March 31, 2010, $40,000 of this agreement has been paid.

Note 6 - Financing Agreement

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd. The Company will sell up to $10,000,000 of its common stock. The Common Stock will also have an attached warrant to purchase future shares for $1.60. There were no transactions during the first quarter of 2010.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

On March 30, 2010 the Company issued 83,333 shares of common stock for an advance of $100,000.

Note 7 - Mining Rights

In September 2008, the Company purchased the Kodiak Lode Mining Claim for $7,500. The mining claim is in the Sunset Mining District in the extreme southern portion of the State of Nevada. The claim is on 20.66 acres and includes gold, silver, copper and lead. The full mining claim was recorded as a period expense.

On March 2, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc. The purchase is funded by restricted common stock shares. The total purchase price was $2,280,000

On March 12, 2010, the Company entered into an agreement to purchase 81 mining claims comprising of nearly 6,000 acres with GeoXplor
Corporation.  The total purchase price was $1,678,000.

On March 22, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc located in southwestern Australia. The purchase is funded by restricted common shares and cash. The total purchase price was $2,340,000.

Note 8 - Notes Payable

The Company has notes payable for the purchase of mining rights. These amounts are all payable within one year and carry no rate of interest. The balance at March 31, 2010 is $500,500.

The Company has a note payable with one of its shareholders. The note is due on February 1, 2012 and carries and interest rate of 8%. The note also has an option to convert to common stock at a price of $0.05 per share. The balance of this note at March 31, 2010 is $30,000.

Note 9 - Subsequent Events

During March 2010, the Company entered into multiple agreements to issue restricted common stock for members of the Advisory Board. The first stock issuance is not due until June 2010.

On April 26, 2010 the Company entered into an agreement to purchase 100% of the mining rights of the "Property" located in the State of Nevada. The "Property" includes Clayton Deep which is comprised of 5,280 acres and Full Monty which is comprised of 5,760 acres. The purchase consists of cash and restricted common shares.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

During April 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy Investment.

Note 10 - New accounting pronouncements:

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         March 31, 2010

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties
------------------------
Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by adverse weather conditions, impurities in the minerals and volume limitations.

Investing Activities
--------------------
For the three months ended March 31, 2010, Amerilithium purchased fixed assets of $2,975 and purchased mining rights for $6,298,000. As a result, for the three months ended March 31, 2010, Amerilithium had net cash flows used in investing activities of $6,300,975.

For the three months ended March 31, 2009, Amerilithium did not pursue any investing activities.

Financing Activities
--------------------
For the three months ended March 31, 2010, Amerilithium received the proceeds from the sale of common stock of $5,072,500 and had stock subscriptions payable of $825,000. Additionally, for the three months ended March 31, 2010, Amerilithium received advances from shareholder of $30,000 and proceeds from a convertible note payable of $500,500. As a result, for the three months ended March 31, 2010, Amerilithium had net cash flows from financing activities of $6,418,000.

For the three months ended March 31, 2009, Amerilithium did not pursue any financing activities.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended March 31, 2010 and 2009, general and administrative expenses increased from $14,272 to $104,586 due to increased operations. Amerilithium paid legal and professional fees of $53,957 and $12,993 for the three months ended March 31, 2010 and 2009. The increase in legal and professional fees was due to the recent acquisitions, the completion of the public offering and reporting requirements. Other general and administrative expenses increased from $1,279 in 2009 to $9,418 in 2010. Additionally, general and administrative expenses for the three months ended March 31, 2010 consisted of salaries of $13,000, depreciation and amortization of $50, marketing and advertising of $28,161 due to increased operations.

Plan of Operation
-----------------
We did not raise any funds in our recent public offering. Our ability to continue in existence is dependent on our ability to commence full scale operations.

Going Concern
-------------
At March 31, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

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

Item 4T.  Controls and Procedures.

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2010, Amerilithium issued 5,050,000 common shares at prices ranging from $0.95 to $1.65 per share for the purchase of mining claims. These shares are restricted.

As part of purchase of mining claims, Amerilithium has committed to the issuance of 500,000 common shares at a price of $1.65. Amerilithium has recorded this as a stock subscription payable.

On March 30, 2010, Amerilithium issued 83,333 common shares at a price of $1.20 per share as part of the long-term financing agreement.

All of the above restricted common shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

Dated: May 20, 2010

AMERILITHIUM CORP.

By: /s/Matthew Worrall
    ---------------------------
    Matthew Worrall, Principal Executive Officer