Form 10-Q
period 2010-06-30
Amerilithium Corp.
filed 2010-08-16
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

                   Commission file number:       333-155059

                            AMERILITHIUM CORP.
                 (Exact name of registrant in its charter)

          Nevada                                   61-1604254
    (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization             Identification No.)

               871 Coronado Center Dr., Suite 200
               Henderson, Nevada                      89052
           (Address of principal executive offices) (Zip Code)

Registrant's Telephone number, including area code: 702-583-7790

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

The number of outstanding shares of the registrant's common stock, August 10, 2010: Common Stock - 66,367,224

Amerilithium Corp.
FORM 10-Q
For the quarterly period ended June 30, 2010
INDEX

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

SIGNATURES

PART I
Item I - FINANCIAL STATEMENTS
                                                    AMERILITHIUM CORP.
                                    Formally Kodiak International Inc.
                                     (An Exploration Stage Enterprise)
                                                        Balance Sheet

                                              (Unaudited)   (Audited)
                                                June 30,   December 31,
                                                 2010         2009
                                                -------    -----------
ASSETS
  Current assets:
    Cash                                     $   511,748   $       591
    Accounts receivable                                -             -
    Inventory                                          -             -
                                             -----------   -----------
       Total current assets                      511,748           591
                                             -----------   -----------
Fixed Assets
     Furniture and Equipment                           -             -
     Computer Equipment                            6,892             -
     Leasehold Improvements                            -             -
                                             -----------   -----------
 Total Fixed Assets                                6,892             -
 Less Accumulated Depreciation                      (329)            -
                                             -----------   -----------
  Net Fixed Assets                                 6,563             -
                                             -----------   -----------
Other Assets
    Mining Claims                              7,111,000             -
    Goodwill                                           -             -
                                             -----------   -----------
Total Other Assets                             7,111,000             -
                                             -----------   -----------
      Total assets                           $ 7,629,311   $       591
                                             ===========   ===========
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses    $       237   $         -
    Advances from shareholder                          -        10,000
    Notes payable                                290,000             -
                                             -----------   -----------
      Total current liabilities                  290,237        10,000
                                             -----------   -----------
      Total liabilities                          290,237        10,000
                                             -----------   -----------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value,
   150,000,000 authorized, 65,384,724 and
    6,800,000 shares issued and outstanding        6,538        43,520
  Capital in excess of par value               6,548,319        92,480
  Stock subscription payable                   1,238,000             -

  Deficit accumulated during the
   development stage                            (453,783)     (145,409)
                                             -----------   -----------
      Total stockholders' equity               7,339,074        (9,409)
                                             -----------   -----------
      Total liabilities and stockholders'
       deficit                               $ 7,629,311   $       591
                                             ===========   ===========


       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Operations

                                                                         Cumulative,
                                                                          Inception,
                                                                         February 2,
                             Three Months           Six Months          2004 Through
                                June 30,              June 30,             June 30,
                          2010          2009       2010        2009           2010
                         -----          ----       ----        ----       ------------
Sales                 $         -  $         -  $         -  $         -  $         -
                      -----------  -----------  -----------  -----------  -----------
Cost of Sales                   -            -            -            -            -
                      -----------  -----------  -----------  -----------  -----------
Gross Profit                    -            -            -            -            -
General and administrative expenses:
 Salaries                  49,500            -      102,500            -      122,000
 Depreciation and
  amortization                279            -          329            -          329
 Mineral property
  expenditures             65,000            -       65,000            -       65,000
 Legal and professional
  fees                     17,777        6,375       41,735       19,368      155,610
 Marketing and advertising 36,920            -       65,081            -       66,252
 Insurance                  6,304            -        6,304            -        6,304
 Dues and subscriptions     1,923        1,245       10,750            -       12,395
 Other general and
  administrative            8,824          238        9,414        2,963       12,084
                      -----------  -----------  -----------  -----------  -----------
    Total operating
     expenses             186,527        7,858      301,113       22,331      439,974
                      -----------  -----------  -----------  -----------  -----------
  (Loss) from operations (186,527)      (7,858)    (301,113)     (22,331)    (439,974)
                      -----------  -----------  -----------  -----------  -----------
Other income (expense):
  Interest Income               -            -            -            -            -
  Currency losses          (4,579)         (63)      (6,262)         (63)     (12,809)
  Interest (expense)         (600)           -       (1,000)           -       (1,000)
                      -----------  -----------  -----------  -----------  -----------
   (Loss) before taxes   (191,706)      (7,921)    (308,375)     (22,394)    (453,783)
                      -----------  -----------  -----------  -----------  -----------
Provision (credit) for
  taxes on income               -            -            -            -            -
                      -----------  -----------  -----------  -----------  -----------
    Net (loss)        $  (191,706) $    (7,921) $  (308,375) $   (22,394) $  (453,783)
                      ===========  ===========  ===========  ===========  ===========




Basic earnings (loss)
 per common share     $   (0.0032) $   (0.0002) $   (0.0051) $   (0.0004)
                      ===========  ===========  ===========  ===========
Weighted average number
 of shares outstanding
 ****                  59,892,362   52,800,000   59,892,362   52,800,000
                      ===========  ===========  ===========  ===========

**** Prior year weighted shares have been adjusted for 8:1 forward stock split.

       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Cash Flows

                                                                      Cumulative,
                                                                      Inception,
                                                                      February 2,
                                      Six Months      Six Months      2004 Through
                                       June 30,         June 30,        June 30,
                                         2010            2009             2010
                                     ------------     -----------    ------------
Cash flows from operating activities:
  Net (loss)                         $  (308,375)    $   (22,394)    $  (453,783)
 Adjustments to reconcile net (loss)
  to cash provided (used) by
  developmental stage activities:
     Depreciation and Amortization           329               -             329
   Change in current assets and liabilities:
     Inventory                                 -               -               -
     Deposits                                  -               -               -
     Accounts payable and accrued
      expenses                               239               -             238
                                     -----------     -----------     -----------
       Net cash flows from operating
        activities                      (307,807)        (22,394)       (453,216)
                                     -----------     -----------     -----------
 Cash flows from investing activities:
     Purchase of fixed assets             (6,892)              -          (6,892)
     Purchase of Mining Rights        (7,111,000)              -      (7,111,000)
                                     -----------     -----------     -----------
       Net cash flows from investing
        activities                    (7,117,892)              -      (7,117,892)
                                     -----------     -----------     -----------
Cash flows from financing activities:
   Proceeds from sale of common stock  6,418,856               -       6,554,856
    Stock subscription payable         1,238,000               -       1,238,000
   Advances from shareholder             (10,000)              -               -
    Proceeds/(Payment) of notes payable  290,000               -         290,000
                                     -----------     -----------     -----------
       Net cash flows from financing
        activities                     7,936,856               -       8,082,856
                                     -----------     -----------     -----------
       Net cash flows                    511,157         (22,394)        511,748

Cash and equivalents, beginning of
 period                                      591          23,356               -
                                     -----------     -----------     -----------
Cash and equivalents, end of period  $   511,748     $       962     $   511,748
                                     ===========     ===========     ===========
Supplemental cash flow disclosures:
   Cash paid for interest            $         -     $         -     $         -
   Cash paid for income taxes        $         -     $         -     $         -

       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

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

Fair value of financial instruments and derivative financial instruments - We have adopted Statements of Financial Accounting
Standards regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash,

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Note 2 - Uncertainty, going concern:
At June 30, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

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

The provision for refundable Federal income tax consists of the following:
                                                  2008          2009
                                                  ----          ----
Refundable Federal income tax attributable to:
Current operations                              $(41,539)    $(28,140)

Less, Nondeductible expenses                         -0-           -0-
-Less, Change in valuation allowance              41,539	   28,140
Net refundable amount                                  -            -

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                  2008          2009
                                                  ----          ----
Deferred tax asset attributable to:

Net operating loss carryover                     $ 6,230    $ 49,439
Less, Valuation allowance                         (6,230)    (49,439)
 Net deferred tax asset                                -           -

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

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

During April 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy
Investments.

On April 26, 2010, the Company purchased the mining rights from Nevada Alaska Mining Co. for stock and cash. The agreement includes the issuance of 400,000 shares at a price of $1.72 per share. These shares have not been issued and are recorded as a subscription payable.

During June 2010, the Company issued 45,000 shares of stock to three advisors. The amount will be granted every three months.

During June 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy Investments.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

Note 5 - Employment and Consulting Agreements

On March 12, 2010, the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On March 12, 2010, the Company entered into a consulting agreement for $100,000 and 100,000 shares of stock in which the Company will pay $40,000 on signing and six equal installments of $10,000 monthly. As of June 30, 2010, $70,000 of this agreement has been paid and the 100,000 shares have been issued.

Note 6 - Financing Agreement

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd. The Company will sell up to $10,000,000 of its common stock. The Common Stock will also have an attached warrant to purchase future shares for $1.60. There were no transactions during the first quarter of 2010.

As of June 30, 2010, the Company has drawn $1,000,000 and has issued 906,391 to Sunrise Energy Investment.

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

On April 26, 2010, the Company entered into an agreement to purchase 100% of the mining rights of the "Property" located in the State of Nevada. The "Property" includes Clayton Deep which is comprised of 5,280 acres and Full Monty which is comprised of 5,760 acres. The purchase consists of cash and restricted common shares.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

Note 8 - Notes Payable

The Company has notes payable for the purchase of mining rights. These amounts are all payable within one year and carry no rate of interest. The balance at June 30, 2010 is $290,000.

The Company has a note payable with one of its shareholders. The note is due on February 1, 2012 and carries and interest rate of 8%. The note also has an option to convert to common stock at a price of $0.05 per share. On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 - Subsequent Events

On July 26, 2010, the Company drew an additional $200,000 on their note and issued 312,500 shares of stock.

Note 10 - New accounting pronouncements:

Recent Accounting Pronouncements
In May 2008, the Accounting Standards Codification issued 944.20.15, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944.20.05". Accounting Standards Codification 944.20.15 clarifies how Accounting Standards Codification 944.20.05 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944.20.15 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815.10.15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of Accounting Standards Codification 815.10.05. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815.10.15 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815.10.15, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows. In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements-an

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

amendment of Accounting Standards Codification 810.10.65. This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805.10.10 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.' This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320.10.05. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective;

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                         June 30, 2010

however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820.10.05, Fair Value
Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties
------------------------
Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Investing Activities
--------------------
For the six months ended June 30, 2010, Amerilithium purchased fixed assets of $6,892 and purchased mining rights for $7,111,000. As a result, for the six months ended June 30, 2010, Amerilithium had net cash flows from investing activities of $(7,117,892).

For the six months ended June 30, 2009, Amerilithium did not pursue any investing activities.

Financing Activities
--------------------
For the six months ended June 30, 2010, Amerilithium received the proceeds from the sale of common stock of $6,418,856 and had stock subscriptions payable of $1,238,000. Additionally, for the six months ended June 30, 2010, Amerilithium received advances from shareholder of $10,000 and proceeds from a convertible note payable of $290,000. As a result, for the six months ended March 31, 2010, Amerilithium had net cash flows from financing activities of $7,936,856.

For the six months ended June 30, 2009, Amerilithium did not pursue any financing activities.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended June 30, 2010 and 2009, general and administrative expenses increased from $7,858 to $186,527 due to increased operations. Amerilithium paid legal and professional fees of $17,777 and $6,375 for the three months ended June 30, 2010 and 2009. The increase in legal and professional fees was due to the recent acquisitions, the completion of the public offering and reporting requirements. Other general and administrative expenses
increased from $238 in 2009 to $8,824 in 2010.   Additionally,
general and administrative expenses for the three months ended June 30, 2010 consisted of salaries of $49,500, depreciation and amortization of $279, mineral property expenditures of $65,000, marketing and advertising of $36,920, insurance of $6,304, dues and subscriptions of $1,923 due to increased operations.

For the six months ended June 30, 2010 and 2009, general and administrative expenses increased from $22,331 to $301,113 due to increased operations. Amerilithium paid legal and professional fees of $41,735 and $19,368 for the six months ended June 30, 2010 and 2009. The increase in legal and professional fees was due to the recent acquisitions, the completion of the public offering and reporting requirements. Other general and administrative expenses
increased from $2,963 in 2009 to $9,414 in 2010.   Additionally,
general and administrative expenses for the three months ended June 30, 2010 consisted of salaries of $102,500, depreciation and amortization of $329, mineral property expenditures of $65,000, marketing and advertising of $65,081, insurance of $6,304, dues and subscriptions of $10,750. The substantial increase from $0 for the six months ended June 30, 2009 was due to increased operations.

Plan of Operation
-----------------
Our ability to continue in existence is dependent on our ability to secure additional funding and comment full scale operations.

Going Concern
-------------
At June 30, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements
--------------------------------
Recent Accounting Pronouncements
In May 2008, the Accounting Standards Codification issued 944.20.15, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944.20.05". Accounting Standards Codification 944.20.15 clarifies how Accounting Standards Codification 944.20.05 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944.20.15 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815.10.15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of Accounting Standards Codification 815.10.05. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815.10.15 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815.10.15, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows. In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Standards Codification 810.10.65. This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805.10.10 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.' This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Noncontrolling Interests in Consolidated Financial

Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320.10.05. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820.10.05, Fair Value
Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4T.  Controls and Procedures.

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During April 2010, Amerilithium submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy
Investments.

On April 26, 2010, Amerilithium purchased the mining rights from Nevada Alaska Mining Co. for stock and cash. The agreement includes the issuance of 400,000 shares at a price of $1.72 per share. These shares have not been issued and are recorded as a subscription payable.

During June 2010, Amerilithium issued 45,000 shares of stock to three advisors. The amount will be granted every three months.

During June 2010, Amerilithium submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy
Investments.

All of the above restricted common shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. (Removed and Reserved)

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

Dated: August 16, 2010

AMERILITHIUM CORP.

By: /s/Matthew Worrall
    ---------------------------
    Matthew Worrall, Principal Executive Officer