Form 10-Q
period 2010-09-30
Amerilithium Corp.
filed 2010-11-15
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended September 30, 2010
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was
required to submit and post such files).   Yes [ ]   No [ ]

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

The number of outstanding shares of the registrant's common stock, November 15, 2010: Common Stock - 66,982,224

Amerilithium Corp.
FORM 10-Q
For the quarterly period ended September 30, 2010
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                  3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      18
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        23
Item 4.  Controls and Procedures                              23

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    24
Item 1A. Risk Factors                                         24
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        24
Item 3.  Defaults upon Senior Securities                      24
Item 4.  Removed and Reserved                                 24
Item 5.  Other Information                                    24
Item 6.  Exhibits                                             24

SIGNATURES                                                    25

PART I
Item I - FINANCIAL STATEMENTS
                                                    AMERILITHIUM CORP.
                                    Formally Kodiak International Inc.
                                     (An Exploration Stage Enterprise)
                                                        Balance Sheet

                                             (Unaudited)    (Audited)
                                             September 30, December 31,
                                                 2010         2009
                                                -------    -----------
ASSETS
  Current assets:
    Cash                                     $   318,155   $       591
    Accounts receivable                                -             -
    Inventory                                          -             -
                                             -----------   -----------
       Total current assets                      318,155           591
                                             -----------   -----------
Fixed Assets
     Furniture and Equipment                           -             -
     Computer Equipment                            6,892             -
     Leasehold Improvements                            -             -
                                             -----------   -----------
 Total Fixed Assets                                6,892             -
 Less Accumulated Depreciation                      (608)            -
                                             -----------   -----------
  Net Fixed Assets                                 6,284             -
                                             -----------   -----------
Other Assets
    Mining Claims                              7,111,000             -
    Goodwill                                           -             -
                                             -----------   -----------
Total Other Assets                             7,111,000             -
                                             -----------   -----------
      Total assets                           $ 7,435,439   $       591
                                             ===========   ===========
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses    $    19,082   $         -
    Advances from shareholder                          -        10,000
    Notes payable                                 40,000             -
                                             -----------   -----------
      Total current liabilities                   59,082        10,000
                                             -----------   -----------
      Total liabilities                           59,082        10,000
                                             -----------   -----------
STOCKHOLDERS' EQUITY
  Common stock, $.0001 par value,
   150,000,000 authorized, 66,732,224 and
    6,800,000 shares issued and outstanding        6,673        43,520
  Capital in excess of par value               7,686,179        92,480
  Stock subscription payable                     300,000             -

  Deficit accumulated during the
   development stage                            (616,495)     (145,409)
                                             -----------   -----------
      Total stockholders' equity               7,376,357        (9,409)
                                             -----------   -----------
      Total liabilities and stockholders'
       deficit                               $ 7,435,439   $       591
                                             ===========   ===========


            The accompanying notes are an integral
                 part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Operations

                                                                         Cumulative,
                                                                          Inception,
                                                                         February 2,
                             Three Months            Nine Months         2004 Through
                             September 30,          September 30,        September 30,
                          2010          2009       2010        2009           2010
                         -----          ----       ----        ----       ------------
Sales                 $         -  $         -  $         -  $         -  $         -
                      -----------  -----------  -----------  -----------  -----------
Cost of Sales                   -            -            -            -            -
                      -----------  -----------  -----------  -----------  -----------
Gross Profit                    -            -            -            -            -
General and administrative expenses:
 Salaries                  43,257            -      145,757            -      165,257
 Depreciation and
  amortization                279            -          608            -          608
 Mineral property
  expenditures             27,977            -       92,977            -       92,977
 Legal and professional
  fees                      8,785       10,430       50,519       29,798      164,395
 Marketing and advertising 37,898            -      102,979            -      104,150
 Insurance                  5,929            -       12,234            -       12,233
 Dues and subscriptions       484          400       11,234        1,645       12,879
 Taxes                     18,360            -       18,360            -       18,360
 Other general and
  administrative            7,650          164       17,064        1,882       19,734
                      -----------  -----------  -----------  -----------  -----------
    Total operating
     expenses             150,619       10,994      451,732       33,325      590,593
                      -----------  -----------  -----------  -----------  -----------
  (Loss) from operations (150,619)     (10,994)    (451,732)     (33,325)    (590,593)
                      -----------  -----------  -----------  -----------  -----------
Other income (expense):
  Interest Income               -            -            -            -            -
  Currency losses         (12,067)           -      (18,329)         (63)     (24,877)
  Interest (expense)          (25)           -       (1,025)           -       (1,025)
                      -----------  -----------  -----------  -----------  -----------
   (Loss) before taxes   (162,711)     (10,994)    (471,086)     (33,388)    (616,495)
                      -----------  -----------  -----------  -----------  -----------
Provision (credit) for
  taxes on income               -            -            -            -            -
                      -----------  -----------  -----------  -----------  -----------
    Net (loss)        $  (162,711) $   (10,994) $  (471,086) $   (33,388) $  (616,495)
                      ===========  ===========  ===========  ===========  ===========




Basic earnings (loss)
 per common share     $   (0.0027) $   (0.0002) $   (0.0078) $   (0.0006)
                      ===========  ===========  ===========  ===========
Weighted average number
 of shares outstanding
 ****                  60,566,112   52,800,000   59,892,362   52,800,000
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

       The accompanying notes are an integral part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Cash Flows

                                                                      Cumulative,
                                                                      Inception,
                                                                      February 2,
                                      Nine Months     Nine Months    2004 Through
                                     September 30,   September 30,   September 30,
                                         2010            2009             2010
                                     ------------     -----------    ------------
Cash flows from operating activities:
  Net (loss)                         $  (471,086)    $   (33,388)    $  (616,495)
 Adjustments to reconcile net (loss)
  to cash provided (used) by
  developmental stage activities:
     Depreciation and Amortization           608               -             608
   Change in current assets and liabilities:
     Inventory                                 -               -               -
     Deposits                                  -               -               -
     Accounts payable and accrued
      expenses                            19,082               -          19,082
                                     -----------     -----------     -----------
       Net cash flows from operating
        activities                      (451,396)        (33,388)       (596,805)
                                     -----------     -----------     -----------
 Cash flows from investing activities:
     Purchase of fixed assets             (6,892)              -          (6,892)
     Purchase of Mining Rights        (7,111,000)              -      (7,111,000)
                                     -----------     -----------     -----------
       Net cash flows from investing
        activities                    (7,117,892)              -      (7,117,892)
                                     -----------     -----------     -----------
Cash flows from financing activities:
   Proceeds from sale of common stock  7,556,852               -       7,692,852
   Checks in excess of deposits                -              32               -
   Stock subscription payable            300,000               -         300,000
   Advances from shareholder             (10,000)         10,000               -
   Proceeds/(Payment) of notes payable    40,000               -          40,000
                                     -----------     -----------     -----------
       Net cash flows from financing
        activities                     7,886,852          10,032       8,032,852
                                     -----------     -----------     -----------
       Net cash flows                    317,564         (23,356)        318,155
Cash and equivalents, beginning of
 period                                      591          23,356               -
                                     -----------     -----------     -----------
Cash and equivalents, end of period  $   318,155     $         -     $   318,155
                                     ===========     ===========     ===========




Supplemental cash flow disclosures:
   Cash paid for interest            $    (1,025)    $         -     $         -
   Cash paid for income taxes        $         -     $         -     $         -

                The accompanying notes are an integral
                        part of these statements

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business - Amerilithium Corp formally Kodiak International Inc., ("We," or "the Company") is a Nevada corporation incorporated on February 2, 2004. The Company is primarily engaged in the acquisition and exploration of mining properties.

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

Fair value of financial instruments and derivative financial instruments - We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks. Federal income taxes - Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with Accounting Standards Codification regarding Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred taxes are provided for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Net income per share of common stock - We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:

At September 30, 2010, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Federal income tax:

We follow Accounting Standards Codification regarding Accounting for Income Taxes. Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

                                                  2008         2009
Refundable Federal income tax attributable to:
Current operations                             $(41,539)   $( 28,140)
Less, Nondeductible expenses	                      -0-          -0-
-Less, Change in valuation allowance             41,539       28,140
Net refundable amount                                -             -

The cumulative tax effect at the expected rate of 15% of significant items comprising our net deferred tax amount is as follows:

                                                   2008        2009
Deferred tax asset attributable to:

Net operating loss carryover                     $ 6,230     $ 49,439
Less, Valuation allowance                         (6,230)     (49,439)
 Net deferred tax asset                                -            -

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

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

On November 18, 2009, our Directors authorized the issuance of 200,000 shares of common stock at a price of $0.25 per share as fully paid and non-assessable to the subscriber. These shares are not restricted and are free trading.

On February 18, 2010 the Company and the Shareholders consented to and authorized an 8 for 1 forward stock split.

In March 2010, the Company issued 5,050,000 common stock shares at prices ranging from $0.95 to $1.65 per share for the purchase of mining claims. These shares are restricted.

As part of purchase of mining claims the Company has committed to the issuance of 750,000 shares of common stock at a price of $1.65. The Company has recorded this as a stock subscription payable. 250,000 shares were issued in April 2010 and an additional 250,000 shares were issued in July 2010. The remaining shares will be issued by January 2011.

On March 30, 2010, the Company issued 83,333 shares of common stock at a price of $1.20 per share. This was part of a private placement offering that included a stock warrant to purchase additional shares of stock for $1.60 per share.

During April 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy
Investments.

On April 26, 2010 the Company purchased the mining rights from Nevada Alaska Mining Co. for stock and cash. The agreement includes the issuance of 400,000 shares at a price of $1.72 per share. These shares were originally recorded as a subscription payable but have been fully issued in July 2010.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

During June 2010, the Company issued 45,000 shares of stock to three advisors. The amount will be granted every three months.

During June 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy Investments.

During June 2010, the Company issued 20,000 shares of stock to one advisor. The amount will be granted every three months.

During July 2010, the Company submitted drawdown notices of $200,000 in regards to their financing agreement with Sunrise Energy Investments.

During September 2010, the Company issued 65,000 shares of stock to four advisors. The amount will be granted every three months.

On September 1, 2010, the Company issued 300,000 shares of stock per the finder's fee agreement on its Paymaster Master Claim, Nevada.

Note 5 - Employment and Consulting Agreements

On March 12, 2010 the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On March 12, 2010 the Company entered into a consulting agreement for $100,000 and 100,000 shares of stock in which the Company will pay $40,000 on signing and six equal installments of $10,000 monthly. As of September 30, 2010, $70,000 of this agreement has been paid and the 100,000 shares have been issued.

Note 6 - Financing Agreement

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd. The Company will sell up to $10,000,000 of its common stock. The Common Stock will also have an attached warrant to purchase future shares for $1.60. There were no transactions during the first quarter of 2010.

As of September 30, 2010, the Company has drawn $1,200,000 and has issued to 1,218,891 shares to Sunrise Energy Investment.

Note 7 - Mining Rights

In September 2008, the Company purchased the Kodiak Lode Mining Claim for $7,500. The mining claim is in the Sunset Mining District in the extreme southern portion of the State of Nevada. The claim is on 20.66 acres and includes gold, silver, copper and lead. The full mining claim was recorded as a period expense.

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

On March 2, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc. The purchase is funded by restricted common stock shares. The total purchase price was $2,280,000.

On March 12, 2010, the Company entered into an agreement to purchase 78 mining claims comprising of nearly 6,000 acres with GeoXplor
Corporation.  The total purchase price was $1,678,000.

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

Note 8 - Notes Payable

The Company has notes payable for the purchase of mining rights. These amounts are all payable within one year and carry no rate of interest. The balance at September 30, 2010 is $40,000.

The Company has a note payable with one of its shareholders. The note is due on February 1, 2012 and carries and interest rate of 8%. The note also has an option to convert to common stock at a price of $0.05 per share. On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 - Subsequent Events

On October 8, 2010, the Company renewed its consultancy agreement with Robert Allender for an additional 24 months at $5,000 per month. The Company also issued 250,000 shares of common stock.

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

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

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320.10.05. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements. The Company will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier

                                                     AMERILITHIUM CORP.
                                     Formally Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                          Notes to Financial Statements
                                                     September 30, 2010

application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties
------------------------
Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Investing Activities
--------------------
For the nine months ended September 30, 2010, Amerilithium purchased fixed assets of $6,892 and purchased mining rights for $7,111,000. As a result, for the nine months ended September 30, 2010, Amerilithium had net cash flows from investing activities of $(7,117,892).

For the nine months ended September 30, 2009, Amerilithium did not pursue any investing activities.

Financing Activities
--------------------
For the nine months ended September 30, 2010, Amerilithium received the proceeds from the sale of common stock of $7,556,852 and had stock subscriptions payable of $300,000. Additionally, for the nine months ended September 30, 2010, Amerilithium repaid advances from shareholder of $10,000 and proceeds from a convertible note payable of $40,000. As a result, for the nine months ended September 30, 2010, Amerilithium had net cash flows from financing activities of $7,886,852.

For the nine months ended September 30, 2009, Amerilithium received checks in excess of deposits of $32 and advances from shareholder of $10,000. As a result, for the nine months ended September 30, 2009, Amerilithium had net cash flows from financing activities of $10,032.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended September 30, 2010 and 2009, general and administrative expenses increased from $10,994 to $150,619 due to increased operations. Amerilithium paid legal and professional fees of $8,785 and $10,430 for the three months ended September 30, 2010 and 2009. The increase in legal and professional fees was due to the recent acquisitions, the completion of the public offering and reporting requirements. Additionally, general and administrative expenses for the three months ended September 30, 2010 consisted of salaries of $43,257, depreciation and amortization of $279, mineral property expenditures of $27,977, marketing and advertising of $37,898, insurance of $5,929, dues and subscriptions of $484, taxes of $18,360 and other general and administrative expenses of $7,650.

Comparatively, for the three months ended September 30, 2009, in addition to the legal and professional fees described above, general and administrative expenses consisted of dues and subscriptions of $400 and other general and administrative expenses of $164. The substantial increase between periods was due to increased operations.

For the nine months ended September 30, 2010 and 2009, general and administrative expenses increased from $33,325 to $451,732 due to increased operations. Amerilithium paid legal and professional fees of $50,519 and $29,798 for the nine months ended September 30, 2010 and 2009. The increase in legal and professional fees was due to the recent acquisitions, the completion of the public offering and reporting requirements. Additionally, general and administrative expenses for the nine months ended September 30, 2010 consisted of salaries of $145,757, depreciation and amortization of $608, mineral property expenditures of $92,977, marketing and advertising of $102,979, insurance of $12,234, dues and subscriptions of $11,234, taxes of $18,360 and other general and administrative expenses of $17,064. Comparatively, for the nine months ended September 30, 2009 and in addition to the legal and professional fees described above, general and administrative expenses consisted of dues and subscriptions of $1,645 and other general and administrative expenses of $1,882. The substantial increase between periods was due to increased operations.

Plan of Operation
-----------------
Our ability to continue in existence is dependent on our ability to secure additional funding and comment full scale operations.

Going Concern
-------------
At September 30, 2010, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

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

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of Accounting Standards Codification 320.10.05. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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


Item 4.  Controls and Procedures.

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2010 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As part of purchase of mining claims, the registrant has committed to the issuance of 750,000 shares of common stock at a price of $1.65. 250,000 shares were issued in April 2010 and an additional 250,000 shares were issued in July 2010. The remaining shares will be issued by January 2011.

On April 26, 2010 the Company purchased the mining rights from Nevada Alaska Mining Co. for stock and cash. The agreement includes the issuance of 400,000 shares at a price of $1.72 per share. These shares were originally recorded as a subscription payable but have been fully issued in July 2010.

During July 2010, the registrant submitted drawdown notices of $200,000 in regards to their financing agreement with Sunrise Energy
Investments.

During September 2010, the registrant issued 65,000 shares of stock to four advisors. The amount will be granted every three months.

On September 1, 2010, the registrant issued 300,000 shares of stock per the finder's fee agreement on its Paymaster Master Claim, Nevada.

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

Dated: November 15, 2010

AMERILITHIUM CORP.

By: /s/Matthew Worrall
    ---------------------------
    Matthew Worrall, Principal Executive Officer
    Principal Financial Officer