Form 10-K
period 2010-12-31
Amerilithium Corp.
filed 2011-04-08
CIK 1448763

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-K

[X] 15, ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2010 OR

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

                         Suite 200
                 871 Coronado Center Drive
                      Henderson, NV 89052
           (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's only class of common stock, as of March 31, 2011 was 70,494,104 shares of its $.001 par value common stock.

No documents are incorporated into the text by reference.

Amerilithium Corp.
Form 10-K
For the Fiscal Year Ended December 31, 2010
 Table of Contents

Part I

ITEM 1.  BUSINESS                                                   5
ITEM 1A. RISK FACTORS                                              11
ITEM 1B. UNRESOLVED STAFF COMMENTS                                 11
ITEM 2.  PROPERTIES                                                11
ITEM 3.  LEGAL PROCEEDINGS                                         11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       11

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     12
ITEM 6.  SELECTED FINANCIAL DATA                                   12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     12
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    17
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               17
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     36
ITEM 9A. CONTROLS AND PROCEDURES                                   36
ITEM 9B.  OTHER INFORMATION                                        37

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       38
ITEM 11.  EXECUTIVE COMPENSATION                                   38
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             39
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   39
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   39

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  41

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

The registrant is a mineral exploration company. The registrant acquired a 100% undivided interest in a mineral claim known as the Kodiak Lode Claim comprised of one located claim of 20.66 acres in the Sunset (Lyon) Mining District in the extreme southern portion of the state of Nevada. The claim covers former exploratory workings on a gold/silver showing. The registrant intends to pursue an exploration program to continue the exploration and development of the claim with a view to establish sufficient miner-bearing reserves.

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

Clayton Deep Acquisition
------------------------
On April 26, 2010, the registrant entered into a property purchase agreement with Nevada Alaska Mining Company, Inc., Robert Craig, Barbara Anne Craig and Elizabeth Dickman. The property includes Clayton Deep which is comprised of 5,280 acres and Full Monty which is comprised of 5,760 acres. Pursuant to the agreement, the sellers sold a 100% interest in certain mining claims located in the state of Nevada.

In consideration of the purchase, the registrant paid a total of $125,000 and issued 400,000 common shares. Additionally, the registrant granted a 2% Net Smelter Royalty to the sellers whereby 1% of the NSR is subject to buyback at any time by the registrant for $500,000.

GeoXplor Corporation
--------------------
On March 12, 2010, the registrant entered into an Asset Purchase Agreement with GeoXplor Corporation. GeoXplor has a 100% interest in and to approximately 81 claims comprising nearly 6,000 acres in the immediate Clayton Valley area, nearby the Chemetall Foot lithium brine plant at Silver Peak, Nevada.

Pursuant to the Asset Purchase Agreement, the registrant agreed to purchase all of GeoXplor's rights, title and interest, if any, in and to the property described above. The total purchase price was $1,678,000. The registrant will provide a work commitment for the property of up to USD $1,000,000 over three years as follows:

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

Financing Agreement
-------------------
On March 28, 2010, the registrant entered into a financing agreement with Sunrise Energy Investment Ltd. The registrant will sell up to $10,000,000 of its common stock. The common shares will also have an attached warrant to purchase future shares for $1.60. There were no transactions during the first quarter of 2010.

As of December 31, 2010, the registrant has drawn $1,200,000 and has issued 1,218,891 shares to Sunrise Energy Investment.

Consulting Agreement
-------------------
On March 12, 2010, the registrant entered into a consulting agreement with Robert Allender, Jr. to provide geological and mineral evaluation consulting for $100,000 and 100,000 shares of stock in which the registrant will pay $40,000 on signing and six equal installments of $10,000 monthly. As of December 31, 2010, $100,000 of this agreement has been paid and the 100,000 shares have been issued.

On October 8, 2010, the registrant renewed its consultancy agreement for an additional 24 months at $5,000 per month. The registrant will also issue 250,000 shares of common stock every six months in advance.

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

Employees
---------
We have no employees. For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.


ITEM 1A.  RISK FACTORS

Not applicable to a smaller reporting company.


ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.


ITEM 2.  PROPERTIES

We currently have an office located at Suite 200, 871 Coronado Center Drive, Henderson, NV 89052. Telephone 702-583-7790. Our monthly lease payment is $642 per month.


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

b) Holders. At March 31, 2011, there were approximately 37 shareholders of the registrant.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Trends and Uncertainties
------------------------
The registrant is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by adverse weather conditions, impurities in the minerals and volume limitations.

Investing Activities
--------------------
For the year ended December 31, 2010, the registrant purchased fixed assets of $6,892 and purchased mining rights of $7,111,000. As a result, the registrant had net cash flows from investing activities of $7,117,892. For the year ended December 31, 2009, the registrant did not pursue any investing activities.

Financing Activities
--------------------
For the year ended December 31, 2010, the registrant received proceeds from the sale of common stock of $8,347,371 and stock subscription payable of $10,000. Additionally, registrant received proceeds of notes payable of $40,000. As a result, registrant had net cash flows from financing activities of $8,377,371 for the year ended December 31, 2010.

For the year ended December 31, 2009, the registrant received proceeds from the sale of common stock of $50,000. Additionally, registrant had advances from shareholder of $10,000. As a result, registrant had net cash flows from financing activities of $60,000 for the year ended December 31, 2009.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the years ended December 31, 2010 and 2009, the registrant paid salaries of $208,500 and $19,500, respectively. Depreciation and amortization were $887 and $0, respectively. For the year ended December 31, 2010 and 2009, the registrant paid legal and professional fees of $419,427 and $57,380, respectively. The increase in legal and professional fees was commencement of operations and the costs associated with being a reporting company under the Securities Exchange
Act of 1934.   Mineral property expenditures in 2010 and 2009 were
$287,923 and $0, respectively. Other general and administrative expenses increased from $5,008 in 2009 to $25,841 in 2010 due to increased operations.

Going Concern
-------------
At December 31, 2010, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material. These factors raise doubt about the ability of registrant to continue as a going concern.

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

Recent Accounting Pronouncements
--------------------------------
In May 2008, the Accounting Standards Codification issued 944.20.15, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944.20.05". Accounting Standards Codification 944.20.15 clarifies how Accounting Standards Codification 944.20.05 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944.20.15 has no effect on the registrant's financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815.10.15, Disclosures about Derivative Instruments and Hedging Activities-an amendment of Accounting Standards Codification 815.10.05. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815.10.15 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The registrant has not yet adopted the provisions of Accounting Standards Codification 815.10.15, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Standards Codification 810.10.65. This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification
805.10.10 (revised 2007). The registrant will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.' This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Noncontrolling Interests in Consolidated Financial Statements. The registrant adopted this statement beginning March 1, 2009. It is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

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

Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification
320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements. The registrant will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The registrant will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the registrant's consolidated financial position, results of operations or cash flows.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amerilithium Corp.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        18
Financial Statements of Amerilithium Corp.:
  Balance Sheets:
    December 31, 2009 and 2008                                 19
  Statements of Operations For the Years
    Ended December 31, 2009 and 2008                           21
  Statements of Stockholders' Deficit For
    the Years Ended December 31, 2009 and 2008                 22
  Statements of Cash Flows For the Years Ended
    December 31, 2009 and 2008                                 24
  Notes to Financial Statements                                26

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERILITHIUM CORP.
(FORMERLY KODIAK INTERNATIONAL, INC.)
Las Vegas, Nevada

We have audited the balance sheets of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATIONAL, INC.) an exploration stage company, as at December 31, 2010 and 2009, the statements of earnings and deficit, stockholders' deficiency and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATION, INC.), an exploration stage company, as of December 31, 2010 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles accepted in the United States of America.

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

/s/Thomas J Harris, CPA
-----------------------------------
Thomas J Harris, CPA
April 1, 2011

                         AMERILITHIUM CORP.
                Formerly Kodiak International Inc.
                (An Exploration Stage Enterprise)
                           Balance Sheet
                ----------------------------------
                                            (Audited)     (Audited)
                                            December 31,  December 31,
                                               2010           2009
                                           ----------       --------
                     ASSETS
Current assets:
  Cash                                     $  230,554       $    591
  Accounts receivable                               -              -
  Inventory                                         -              -
                                           ----------       --------
Total current assets                          230,554            591
                                           ----------       --------
Fixed Assets
  Furniture and Equipment                           -              -
  Computer Equipment                            6,892
  Leasehold Improvements                            -              -
                                           ----------       --------
Total Fixed Assets                              6,892              -
Less Accumulated Depreciation                    (887)
                                           ----------       --------
Net Fixed Assets                                6,005              -
                                           ----------       --------
Other Assets
  Mining Claims                             7,111,000              -
  Goodwill                                          -              -
                                           ----------       --------
Total Other Assets                          7,111,000              -
 ------- --------
  Total assets                             $7,347,559       $    591
                                           ==========       ========

                LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses    $   17,303       $      -
  Accrued taxes                                18,360
  Advances from shareholder                         -         10,000
  Notes payable                                40,000              -
                                           ----------       --------
Total current liabilities                      75,663         10,000
                                           ----------       --------
Total liabilities                              75,663         10,000
                                           ----------       --------

             STOCKHOLDERS' EQUITY
Common stock, $.0001 par value,
  150,000,000 authorized, 67,277,224
  and 6,800,000 shares
  issued and outstanding                        6,728          6,800
Capital in excess of par value              8,476,643        129,200
Deficit accumulated during the
  development stage                        (1,211,475)      (145,409)
                                           ----------       --------
  Total stockholders' equity                7,271,896         (9,409)
                                           ----------       --------
Total liabilities and
  stockholders' deficit                    $7,347,559       $    591
                                           ==========       ========

                       AMERILITHIUM CORP.
               Formerly Kodiak International Inc.
               (An Exploration Stage Enterprise)
                   Statements of Operations
               ----------------------------------
                                                           Cumulative,
                                                           Inception,
                                                           February 2,
                                Year Ended   Year Ended   2004 Through
                                December 31, December 31, December 31,
                                   2010          2009          2010
                                 ----------     --------    ----------
Sales                            $        -     $      -    $        -
                                 ----------     --------    ----------
Cost of Sales                             -            -             -

General and administrative expenses:
  Salaries                          208,500       19,500       271,257
  Depreciation and Amortization         887                        887
  Mineral Property Expenditures     287,923                    287,923
  Legal and professional fees       419,427       57,380       490,045
  Marketing and Advertising          74,116                     75,287
  Insurance                          18,163                     18,163
  Dues and Subscriptions             11,824                     13,469
  Taxes                              18,360                     18,360
  Other general and administrative   25,841        5,008        26,828
                                -----------     --------   -----------
Total operating expenses          1,065,041       81,888     1,202,219
                                -----------     --------   -----------
(Loss) from operations           (1,065,041)     (81,888)   (1,202,219)
                                -----------     --------   -----------
Other income (expense):
  Interest Income                                                    -
  Currency Losses                         -         (877)       (8,231)
  Interest (expense)                 (1,025)                    (1,025)
                                -----------     --------   -----------
(Loss) before taxes              (1,066,066)     (82,765)   (1,211,475)
                                -----------     --------   -----------
Provision (credit) for
  taxes on income                         -                          -
                                -----------     --------   -----------
Net (loss)                      $(1,066,066)    $(82,765)  $(1,211,475)
                                ===========     ========   ===========
Basic earnings (loss)
  per common share              $   (0.0174)    $   (0.0015)
                                ===========     ===========
Weighted average number of
  shares outstanding             61,338,612      54,115,072
                                ===========     ===========

**** Prior year weighted shares have been adjusted for 8:1 forward stock split.

                         AMERILITHIUM CORP.
                Formerly Kodiak International Inc.
                (An Exploration Stage Enterprise)
               Statements of Stockholders' Deficit
               -----------------------------------

                                                             Deficit
                                                           Accumulated
                                               Capital in    During the
                                Common Stock    Excess of   Exploration
                               Shares  Amount   Par Value      Stage      Total
                             ---------- ------ ----------  -----------  ----------
Inception, February 2, 2004
  through December 31,
  2005 (Audited):
Shares Issued                 4,740,000 $4,740 $   14,060            -  $   18,800
Net (loss)                            -     -           -         (104)       (104)
                             ---------- ------ ----------  -----------  ----------
Balances, December 31, 2005   4,740,000  4,740     14,060         (104)     18,696
Year Ended December 31,
  2006 (Audited)
Shares Issued                   360,000    360      6,840            -       7,200
Net (loss)                            -      -          -      (20,020)    (20,020)
                             ---------- ------ ----------  -----------  ----------
Balances, December 31, 2006   5,100,000  5,100     20,900      (20,124)      5,876
Year Ended December 31,
  2007 (Audited)
Shares issued                         -      -          -            -           -
Net (loss)                            -      -          -         (981)       (981)
                             ---------- ------ ----------  -----------  ----------
Balances, December 31,
  2007 (Audited)              5,100,000  5,100     20,900      (21,105)      4,895
Shares Issued,
  August 22, 2008             1,500,000  1,500     58,500            -      60,000
Net (loss)                            -      -          -      (41,539)    (41,539)
                             ---------- ------ ----------  -----------  ----------
Balances, December 31,
  2008 (Audited)              6,600,000  6,600     79,400      (62,644)     23,356
Shares Issued,
  November 18, 2009             200,000    200     49,800                   50,000
Net (loss)                            -      -          -      (82,765)    (82,765)
                             ---------- ------ ----------  -----------  ----------
Balances, December 31,
  2009 (Audited)              6,800,000  6,800    129,200     (145,409)     (9,409)
                             ---------- ------ ----------  -----------  ----------
Forward Stock Split 8:1      54,400,000 (1,360)     1,360            -           -
Stock issued for purchase
  of mining claims            5,950,000    595  6,809,405            -   6,810,000
Stock issued for
  financing agreement         1,218,891    122  1,045,649            -   1,045,771
Stock issued for
  loan conversion             4,800,000    480     29,520            -      30,000




Stock issued for
  advisory services             175,000     18     80,582            -      80,600
Stock issued for
  consultancy agreement         350,000     35    184,965            -     185,000
Stock issued for finders
  fee agreement                 300,000     30     95,970            -      96,000
Stock issued with warrant        83,333      8     99,992            -     100,000
Net (loss)                                                  (1,066,066) (1,066,066)
                             ---------- ------ ----------  -----------  ----------
Balances, December 31,
  2010 (Audited)             67,277,224 $6,728 $8,476,643  $(1,211,475) $7,271,896
                             ========== ====== ==========  ===========  ==========

                         AMERILITHIUM CORP.
                Formerly Kodiak International Inc.
                (An Exploration Stage Enterprise)
                     Statements of Cash Flows
                                                           Cumulative,
                                                           Inception
                                                           February 2,
                                 Year Ended   Year Ended   2004 Through
                                 December 31, December 31, December 31,
                                     2010         2009         2010
                                 -----------   --------    -----------
Cash flows from
  operating activities:
Net (loss)                       $(1,066,066)  $(82,765)   $(1,211,475)
Adjustments to reconcile
  net (loss) to cash provided
  (used) by developmental
  stage activities:
    Depreciation and Amortization        887          -            887
Change in current assets and
  liabilities:
  Inventory                                -          -              -
  Deposits                                 -          -              -
  Accounts payable and
    accrued expenses                  35,663          -         35,663
                                 -----------   --------    -----------
Net cash flows from operating
  activities                      (1,029,516)   (82,765)    (1,174,925)
                                 -----------   --------    -----------
Cash flows from investing activities:
  Purchase of fixed assets            (6,892)         -         (6,892)
  Purchase of Mining Rights       (7,111,000)               (7,111,000)
                                 -----------   --------    -----------
Net cash flows from investing
  activities                      (7,117,892)         -     (7,117,892)
                                 -----------   --------    -----------
Cash flows from financing activities:
  Proceeds from sale of
    common stock                   8,347,371     50,000      8,483,371
  Checks in excess of deposits
  Stock subscription payable               -          -              -
  Advances from shareholder          (10,000)    10,000              -
  Proceeds/(Payment) of
    notes payable                     40,000          -         40,000
                                 -----------   --------    -----------
Net cash flows from financing
  activities                       8,377,371     60,000      8,523,371
                                 -----------   --------    -----------
Net cash flows                       229,963    (22,765)       230,554
Cash and equivalents,
  beginning of period                    591     23,356              -
                                 -----------   --------    -----------
Cash and equivalents,
  end of period                  $   230,554   $    591    $   230,554
                                 ===========   ========    ===========

Supplemental cash flow disclosures:
  Cash paid for interest         $    (1,025)  $      -    $         -
  Cash paid for income taxes     $         -   $      -    $         -

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company's organization and significant accounting policies:

Organization and nature of business -Amerilithium Corp formerly Kodiak International Inc., ("We," or "the Company") is a Nevada corporation incorporated on February 2, 2004. The Company is primarily engaged in the acquisition and exploration of mining properties.

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

Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Mineral Property Acquisition and Exploration Costs - The company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. Per Note 7, the Company has expanded $7,111,000 in acquisition of mining rights.

Fair value of financial instruments and derivative financial instruments
- We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 1 - Organization and summary of significant accounting policies:
(continued)

subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.

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

Note 2 - Uncertainty, going concern:

At December 31, 2010, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 2 - Uncertainty, going concern: (continued)

be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

These factors raise doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The provision for refundable Federal income tax consists of the following:

                                                     2009      2010
                                                   --------  ---------
Refundable Federal income tax attributable to:
  Current operations                               $(28,140) $(362,462)
  Less, Nondeductible expenses                          -0-        -0-
  Less, Change in valuation allowance                28,140    362,462
  Net refundable amount                                   -          -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                  2009      2010
                                                -------   --------
Deferred tax asset attributable to:
Net operating loss carryover                    $49,439   $411,902
Less, Valuation allowance                       (49,439)  (411,902)
 Net deferred tax asset                               -          -

At December 31, 2010, an unused net operating loss carryover approximating $1,211,475 is available to offset future taxable income; it expires beginning in 2025.

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

On February 18, 2010 the Company and the Shareholders consented to and authorized an 8 for 1 forward stock split and adjusted the par value to $0.0001 per share.

In March 2010, the Company issued 4,800,000 common stock shares at prices ranging from $0.95 to $1.65 per share for the purchase of mining claims. These shares are restricted.

As part of purchase of mining claims the Company has committed to the issuance of 750,000 shares of common stock at a price of $1.65. The Company has recorded this as a stock subscription payable. 250,000 shares were issued in April 2010 and an additional 250,000 shares were issued in July 2010. The remaining shares were issued in December 2010.

On March 30, 2010, the Company issued 83,333 shares of common stock at a price of $1.20 per share. This was part of a private placement offering that included a stock warrant to purchase additional shares of stock for $1.60 per share.

During April 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy Investments.

On April 26, 2010 the Company purchased the mining rights from Nevada Alaska Mining Co. for stock and cash. The agreement includes the issuance of 400,000 shares at a price of $1.72 per share. These shares were originally recorded as a subscription payable but were fully issued in July 2010.

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 4 - Cumulative sales of stock: (continued)

During June 2010, the Company issued 45,000 shares of stock to three advisors at a price of $0.71 per share. The amount will be granted every three months and priced at the current market price. These shares are restricted.

During June 2010, the Company submitted drawdown notices of $500,000 in regards to their financing agreement with Sunrise Energy Investments.

During June 2010, the Company issued 20,000 shares of stock to one advisor at $0.71 per share. The amount will be granted every three months and priced at the current market price. These shares are restricted.

During July 2010, the Company submitted drawdown notices of $200,000 in regards to their financing agreement with Sunrise Energy Investments.

During September 2010, the Company issued 65,000 shares of stock to four advisors at a price of $0.32 per share. The amount will be granted every three months and priced at the current market price. These shares are restricted.

During September 2010, the Company issued 300,000 shares of stock at $0.32 per share, per the finder's fee agreement on its Paymaster Master Claim, Nevada.

On October 10, 2010, the Company issued 250,000 shares of stock at $0.26 per share, as part of the consultancy agreement. The amount will be granted every six months at its current trading price. These shares are restricted.

On December 20, 2010, the Company issued 45,000 shares at $0.29 per share as part of the advisory agreements.

Note 5 - Employment and Consulting Agreements

On March 12, 2010 the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On March 12, 2010 the Company entered into a consulting agreement for $100,000 and 100,000 shares of stock in which the Company will pay $40,000 on signing and six equal installments of $10,000 monthly. As of December 31, 2010, $100,000 of this agreement has been paid and the 100,000 shares have been issued.

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 5 - Employment and Consulting Agreements (Continued)

On October 8, 2010, The Company renewed its consultancy agreement for an additional 24 months at $5,000 per month. The Company will also issue 250,000 shares of common stock every six months in advance.

Note 6 - Financing Agreement

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd. The Company will sell up to $10,000,000 of its common stock. The Common Stock will also have an attached warrant to purchase future shares for $1.60. There were no transactions during the first quarter of 2010.

As of December 31, 2010, the Company has drawn $1,200,000 and has issued 1,218,891 shares to Sunrise Energy Investment.

Note 7 - Mining Rights

In September 2008, the Company purchased the Kodiak Lode Mining Claim for $7,500. The mining claim is in the Sunset Mining District in the extreme southern portion of the State of Nevada. The claim is on 20.66 acres and includes gold, silver, copper and lead. The full mining claim was recorded as a period expense.

On March 2, 2010 the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc. in Alberta, Canada. The purchase is funded by restricted common stock shares. The total purchase price was $2,280,000

On March 12, 2010 the Company entered into an agreement to purchase 78 mining claims comprising of nearly 6,000 acres with GeoXplor
Corporation.  The total purchase price was $1,678,000.

On March 22, 2010 the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc located in southwestern Australia. The purchase is funded by restricted common shares and cash. The total purchase price was $2,340,000.

On April 26, 2010 the Company entered into an agreement to purchase 100% of the mining rights of the "Property" located in the State of Nevada. The "Property" includes Clayton Deep which is comprised of 5,280 acres and Full Monty which is comprised of 5,760 acres. The purchase consists of cash and restricted common shares.

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 8 - Notes Payable

The Company has notes payable for the purchase of mining rights. These amounts are all payable within one year and carry no rate of interest. The balance at December 31, 2010 is $40,000.

The Company has a note payable with one of its shareholders. The note is due on February 1, 2012 and carries and interest rate of 8%. The note also has an option to convert to common stock at a price of $0.05 per share. On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 - Subsequent Events

On January 20, 2011, the Company issued 20,000 shares of stock to one advisor as part of the advisory agreement.

On February 17, 2011, the Company entered into an agreement with GeoXplor Corporation for the initial stages of its drilling program. The value of this agreement is $155,125.

On February 28, 2011, the Company drew down $200,000 on their financing agreement.

On March 7, 2011, the Company issued 751,880 shares to Sunrise Energy Investments as part of the financing agreement draw down.

On March 23, 2011, the Company issued 45,000 shares of stock to three advisors as part of the advisory agreement.

Note 10 - New accounting pronouncements

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

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

Note 10 - New accounting pronouncements (Continued)

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

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

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

                          AMERILITHIUM CORP.
                 Formerly Kodiak International, Inc.
                  (An exploration stage enterprise)
                    Notes to Financial Statements
                          December 31, 2010

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2010. Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 Our sole director is as follows:

NAME AND ADDRESS        AGE      POSITIONS HELD           TERM
Matthew Worrall          37     CEO, CFO, President   March 12, 2010
Pembroke House                       Director            to present
Upper Pembroke Street
Dublin 2, Republic of Ireland

Business Experience
-------------------
Matthew Worrall. Mr. Worrall was a partner of Imagex, a print and design agency engaging in ecommerce operations and providing business consultancy to both small and blue chip organization from July 2006 to August 2008. From November 2005 -July 2006, Mr. Worrall was a business development manager for Ideasbynet, a promotion goods company. From August 1997 to November 2005, Mr. Worrall was a group manager for Boatworld Ltd., a marine hardware and accessories web store. From September 1999 to present, Mr. Worrall has worked as an independent property developer, completing several small to medium sized property developments.

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

On March 12, 2010, the registrant entered into an employment agreement with Matthew Worrall. The term of the agreement is for three years and shall continue thereafter renewable on a twelve month basis. Mr. Worrall shall receive a salary of $6,500 per month. Mr. Worrall is eligible to participate in any benefits made generally available by the registrant and shall be reimburse for all reasonable business expenses incurred in the performance of his duties. The registrant and Mr. Worrall shall review terms of Mr. Worrall's salary and benefits on a semi-annual basis.

We do not have any other standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our sole director in his capacity as such.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 31, 2011, the number and percentage of outstanding shares of the registrant's common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name                             Amount    Percentage
----                             ------    ----------
Matthew Worrall               19,736,328       27.6%
                              ----------       ----
Officers and Directors
As a group (1 person)         19,736,328       27.6%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence
---------------------
The registrant's board of directors consists of Matthew Worrall. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

During the year ended December 31, 2010, there were no transactions with related persons.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees. We incurred aggregate fees and expenses of approximately $13,000 and $8,750 respectively, from Thomas J. Harris, certified public accountant, for the 2010 and 2009 fiscal years. Such fees included work completed for our annual audits and for the review of our financial statements included in our Form 10-Q.

Tax Fees. We did not incur any aggregate tax fees and expenses from Thomas J. Harris, certified public accountant for the 2010 and 2009 fiscal years for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees. We did not incur any other fees from Thomas J. Harris, certified public accountant during fiscal 2010 and 2009.

The board of directors, acting as the Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal years 2010 and 2009 were approved by the Board of Directors pursuant to its policies and procedures. We intend to continue using Thomas J. Harris, certified public accountant solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets, December 31, 2010 and 2009
Statements of Operations for the years ended December 31, 2010 and 2009 Statements of Stockholders' Equity for the years ended December 31, 2010 and 2009
Statements of Cash Flows for the years ended December 31, 2010 and 2009 Notes to the Financial Statements

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

Date:    April 8, 2011

Amerilithium Corp.

/s/ Matthew Worrall
------------------------------
By: Matthew Worrall, CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Matthew Worrall
      -----------------------
      Matthew Worrall
      CEO, CFO, Director

      April 8, 2011