Form 10-Q
period 2011-03-31
Amerilithium Corp.
filed 2011-05-16
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended March 31, 2011
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, May 16, 2011: Common Stock - 68,094,104

Amerilithium Corp.
FORM 10-Q
For the quarterly period ended March 31, 2011
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements                                  3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      17
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        22
Item 4.  Controls and Procedures                              22

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    23
Item 1A. Risk Factors                                         23
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        23
Item 3.  Defaults upon Senior Securities                      23
Item 4.  Removed and Reserved                                 23
Item 5.  Other Information                                    23
Item 6.  Exhibits                                             23

SIGNATURES                                                    24

PART I
Item I - FINANCIAL STATEMENTS
                                                     AMERILITHIUM CORP.
                                     Formerly Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                                         Balance Sheet

                                           (Unaudited)      (Audited)
                                            March 31,      December 31,
                                              2011             2010
                                            --------       -----------
ASSETS
  Current assets:
    Cash                                   $   276,213    $   230,554
    Accounts receivable                              -              -
    Inventory                                        -              -
                                           -----------    -----------
      Total current assets                     276,213        230,554
                                           -----------    -----------
 Fixed Assets
     Furniture and Equipment                         -              -
     Computer Equipment                          6,892          6,892
     Leasehold Improvements
                                           -----------    -----------
 Total Fixed Assets                              6,892          6,892
 Less Accumulated Depreciation                  (1,167)          (887)
                                           -----------    -----------
 Net Fixed Assets                                5,725          6,005
                                           -----------    -----------
Other Assets
    Mining Claims                            7,111,000      7,111,000
    Goodwill                                         -              -
                                           -----------    -----------
 Total Other Assets                          7,111,000      7,111,000
                                           -----------    -----------
      Total assets                         $ 7,392,938    $ 7,347,559
                                           ===========    ===========
LIABILITIES
  Current liabilities:
    Accounts payable and accrued expenses  $    96,105    $    17,303
    Accrued taxes                               18,360         18,360
    Advances from shareholder                        -              -
    Notes payable                               40,000         40,000
                                           -----------    -----------
      Total current liabilities                154,465         75,663
                                           -----------    -----------
      Total liabilities                        154,465         75,663
                                           -----------    -----------

STOCKHOLDERS' EQUITY
  Common stock, $0.001 par value,
   150,000,000 authorized, 70,494,104 and
   67,277,224 shares issued and outstanding     70,494         67,277
  Capital in excess of par value             8,635,282      8,416,094
  Deficit accumulated during the development
   stage                                    (1,467,303)    (1,211,475)
                                           -----------    -----------
      Total stockholders' equity             7,238,473      7,271,896
                                           -----------    -----------
      Total liabilities and stockholders'
       deficit                             $ 7,392,938    $ 7,347,559
                                           ===========    ===========




    The accompanying notes are an integral part of these statements.

                                                     AMERILITHIUM CORP.
                                     Formerly Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Operations

                                                                         Cumulative,
                                                                          Inception,
                                         Three Months    Three Months    February 2,
                                             Ended          Ended        2004 Through
                                           March 31,       March 31,       March 31,
                                              2011            2010            2011
                                         ----------       -----------    -------------
Sales                                    $        -       $        -      $         -
                                         ----------       ----------      -----------
Cost of Sales                                     -                -                -
                                         ----------       ----------      -----------
Gross Profit                                      -                -                -

General and administrative expenses:
   Salaries                                  34,500           13,000          305,757
  Depreciation and Amortization                 279               50            1,166
  Mineral Property Expenditures             170,420                -          262,343
  Legal and professional fees                32,830           53,957          718,875
  Marketing and Advertising                   1,160           28,161           75,287
  Insurance                                   3,953                -           22,116
  Dues and Subscriptions                      2,352                -           15,821
  Taxes                                         725                -           19,085
  Other general and administrative            9,609            9,418           37,597
                                         ----------       ----------      -----------
    Total operating expenses                255,828          104,586        1,458,047
                                         ----------       ----------      -----------
    (Loss) from operations                 (255,828)        (104,586)      (1,458,047)
                                         ----------       ----------      -----------
Other income (expense):
  Interest Income                                 -                -                -
  Currency losses                                 -           (1,683)          (8,231)
  Interest (expense)                              -             (400)          (1,025)
                                         ----------       ----------      -----------
    (Loss) before taxes                    (255,828)        (106,669)      (1,467,303)
                                         ----------       ----------      -----------
Provision (credit) for taxes on income            -                -                -
                                         ----------       ----------      -----------
    Net (loss)                           $ (255,828)      $ (106,669)     $(1,467,303)
                                         ==========       ==========      ===========

Basic earnings (loss) per common share   $  (0.0038)      $  (0.0019)
                                         ==========       ==========
Weighted average number of shares
 outstanding                             67,685,664       56,111,111
                                         ==========       ==========

**** Prior year weighted shares have been adjusted for 8:1 forward stock split.

    The accompanying notes are an integral part of these statements.

                                                     AMERILITHIUM CORP.
                                     Formerly Kodiak International Inc.
                                      (An Exploration Stage Enterprise)
                                              Statements of Cash Flows

                                                                         Cumulative,
                                                                          Inception,
                                         Three Months    Three Months    February 2,
                                             Ended          Ended        2004 Through
                                           March 31,       March 31,       March 31,
                                              2011            2010            2011
                                         ----------       -----------    -------------
 Cash flows from operating activities:
  Net (loss)                             $ (255,828)     $  (106,669)     $(1,467,303)

 Adjustments to reconcile net (loss) to
  cash provided (used) by developmental
  stage activities:
     Depreciation and Amortization              280               50              887
   Change in current assets and liabilities:
     Inventory                                    -                -                -
     Deposits                                     -                -                -
     Accounts payable and accrued
      expenses                               78,802              400           35,663
                                         ----------      -----------      -----------
       Net cash flows from operating
        activities                         (176,746)        (106,219)      (1,430,753)
                                         ----------      -----------      -----------
 Cash flows from investing activities:
     Purchase of fixed assets                     -           (2,975)          (6,892)
      Purchase of Mining Rights                   -       (6,298,000)      (7,111,000)
                                         ----------      -----------      -----------
       Net cash flows from investing
        activities                                -       (6,300,975)      (7,117,892)
                                         ----------      -----------      -----------
Cash flows from financing activities:
   Proceeds from sale of common stock       222,405        5,072,500        8,483,371
    Checks in excess of deposits                  -                -                -
    Stock subscription payable                    -          825,000                -
   Advances from shareholder                      -           20,000                -
   Proceeds/(Payment) of notes payable            -          500,500           40,000
                                         ----------      -----------      -----------
       Net cash flows from financing
        activities                          222,405        6,418,000        8,523,371
                                         ----------      -----------      -----------
       Net cash flows                        45,659           10,806          (25,274)

 Cash and equivalents, beginning of
  period                                    230,554              591                -
                                         ----------      -----------      -----------
 Cash and equivalents, end of period     $  276,213      $    11,397      $   (25,274)
                                         ==========      ===========      ===========




Supplemental cash flow disclosures:
   Cash paid for interest                $   (1,025)     $      (400)     $         -
   Cash paid for income taxes            $        -      $         -      $         -

    The accompanying notes are an integral part of these statements.

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

Basis of presentation - Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises. Changes in classification of 2010 amounts have been made to conform to current presentations.

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

Mineral Property Acquisition and Exploration Costs - The company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. Per Note 7, the Company has expanded $7,110,000 in acquisition of mining rights.

Fair value of financial instruments and derivative financial instruments - We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

Note 2 - Uncertainty, going concern:
At March 31, 2011, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

The provision for refundable Federal income tax consists of the following:

                                                  2009          2010
                                                  ----          ----
Refundable Federal income tax attributable to:
Current operations                             $(28,140)     $(362,462)

Less, Nondeductible expenses                        -0-           -0-
-Less, Change in valuation allowance             28,140        362,462
Net refundable amount                                 -              -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                   2009         2010
                                                   ----         ----
Deferred tax asset attributable to:
Net operating loss carryover                   $ 49,439       $411,902
Less, Valuation allowance                       (49,439)      (411,902)
Net deferred tax asset                                -              -

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

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

On February 18, 2010 the Company and the Shareholders consented to and authorized an 8 for 1 forward stock split and adjusted the par value to $0.001 per share.

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

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

On January 21, 2011, the Company issued 20,000 shares at $0.29 per share as part of the advisory agreements.

On March 7, 2011, the Company issued 751,880 shares at $0.40 to Sunrise Energy Investments as part of the financing agreement draw down.

On March 23, 2011, the Company issued 45,000 shares at $0.37 to three advisors as part of the advisory agreements.

Note 5 - Employment and Consulting Agreements

On March 12, 2010 the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

As of March 31, 2011, the Company has drawn $1,400,000 and has issued 1,970,771 shares to Sunrise Energy Investment.

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

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

Note 8 - Notes Payable

The Company has notes payable for the purchase of mining rights. These amounts are all payable within one year and carry no rate of interest. The balance at March 31, 2011 and December 31, 2010 is $40,000.

The Company has a note payable with one of its shareholders. The note is due on February 1, 2012 and carries and interest rate of 8%. The note also has an option to convert to common stock at a price of $0.05 per share. On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 - New accounting pronouncements:

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

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

                                                    AMERILITHIUM CORP
                                    Formerly Kodiak International Inc.
                                      (A exploration stage enterprise)
                                        Notes to Financial Statements
                                                       March 31, 2011

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

Investing Activities
--------------------
For the three months ended March 31, 2011, Amerilithium did not pursue any investing activities.

For the three months ended March 31, 2010, Amerilithium purchased fixed assets of $2,975 and mining rights of $6,298,000. As a result, net cash flows from investing activities for the three months ended March 31, 2011 were $6,300,975.

Financing Activities
--------------------
For the three months ended March 31, 2011, Amerilithium received proceeds from the sale of common stock of $222,405 resulting in net cash flows from financing activities of $222,405.

For the three months ended March 31, 2010, Amerilithium received proceeds from the sale of common stock of $5,072,500 and stock subscriptions payable of $825,000. Additionally, Amerilithium received advances from shareholder of $20,000 and proceeds of notes payable of $500,500. As a result, net cash flows from financing activities were $6,418,000 for the three months ended March 31, 2011.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended March 31, 2011 and 2010, general and administrative expenses increased from $104,586 to $255,828 due to increased operations. Amerilithium paid legal and professional fees of $32,830 and $53,957 for the three months ended March 31, 2011 and 2010. The decrease in legal and professional fees was due to the completion of the public offering. Additionally, general and administrative expenses for the three months ended March 31, 2011 consisted of salaries of $34,500, depreciation and amortization of $279, mineral property expenditures of $170,420, marketing and advertising of $1,160, insurance of $3,953, dues and subscriptions of $2,352, taxes of $725 and other general and administrative expenses of $9,609.

Comparatively, for the three months ended March 31, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $13,000, depreciation and amortization of $50, marketing and advertising of $28,161 and other general and administrative costs of $9,418. The substantial increase between periods was due to increased operations.

Plan of Operation
-----------------
Our ability to continue in existence is dependent on our ability to secure additional funding and comment full scale operations.

Going Concern
-------------
At March 31, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

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

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820.10.05, Fair Value
Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition. We do not hold any derivative instruments and do not engage in any hedging activities.


Item 4.  Controls and Procedures.

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of March 31, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. not applicable

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

Dated: May 16, 2011

AMERILITHIUM CORP.

By: /s/Matthew Worrall
    ---------------------------
    Matthew Worrall, Principal Executive Officer
    Principal Financial Officer