Form 10-K/A
period 2010-12-31
Amerilithium Corp.
filed 2011-06-28
CIK 1448763

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              Amendment 1 to
                                FORM 10-K

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

                        Explanatory Note

This Amendment 1 to the Annual Report on Form 10-K for the year ended December 31, 2010 of the registrant, originally filed with the Securities and Exchange Commission on April 8, 2011 amends the original Form 10-K in the manner described below.

Amendment 1 is being filed to expand the disclosure relating to the registrant's business, to include a revised audit report and a revised statement of cash flows.

For convenience, Amendment 1 includes our complete Annual Report on Form 10-K. However, no information in the original Form 10-K is being modified or amended by Amendment 1 other than changes described above. Further, unless indicated otherwise, Amendment 1 does not reflect events occurring after April 8, 2011, which is the filing date of the original Form 10-K. Accordingly, Amendment 1 should be read in conjunction with the registrant's other filings with the SEC.

Pursuant to SEC rules, we have included currently-dated certifications from our chief executive officer and our chief financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

                           Amerilithium Corp.
                               Form 10-K
            For the Fiscal Year Ended December 31, 2010
                           Table of Contents

Part I

ITEM 1.  BUSINESS                                                   5
ITEM 1A. RISK FACTORS                                              17
ITEM 1B. UNRESOLVED STAFF COMMENTS                                 17
ITEM 2.  PROPERTIES                                                17
ITEM 3.  LEGAL PROCEEDINGS                                         17
ITEM 4.  (REMOVED AND RESERVED)

Part II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                     18
ITEM 6.  SELECTED FINANCIAL DATA                                   18
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                     18
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK                                                    25
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               25
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE                     44
ITEM 9A. CONTROLS AND PROCEDURES                                   44
ITEM 9B.  OTHER INFORMATION                                        45

Part III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, CONTROL
           PERSONS AND CORPORATE GOVERANCE; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT                       46
ITEM 11.  EXECUTIVE COMPENSATION                                   46
ITEM 12.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT AND RELATED STOCKHOLDERS MATTERS             47
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
           DIRECTOR INDEPENDENCE                                   47
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES                   47

Part IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES                  49

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

The registrant is a mineral exploration company. The registrant intends to pursue an exploration program to continue the exploration and development of the registrant's claims described below with a view to establish sufficient mineral-bearing reserves.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims posses commercially exploitable mineral deposits.


Clayton Deep & Full Monty Acquisition
-------------------------------------
On April 26, 2010, the registrant entered into a property purchase agreement with Nevada Alaska Mining Company, Inc., Robert Craig, Barbara Anne Craig and Elizabeth Dickman. The properties include Clayton Deep which is comprised of 5,280 acres and Full Monty which is comprised of 5,760 acres. Pursuant to the agreement, the sellers sold a 100% interest in certain mining claims located in the state of Nevada.

In consideration of the purchase, the registrant paid a total of $125,000 and issued 400,000 common shares. Additionally, the registrant granted a 2% Net Smelter Royalty to the sellers whereby 1% of the NSR is subject to buyback at any time by the registrant for $500,000.

Clayton Deep and Full Monty properties have been physically examined by Robert Craig, P.E. Robert Craig graduated as a mining engineer from the University of Alaska in 1972, and is a Registered Civil Engineer.
Both Clayton Deep and Full Monty were visited by the registrant's chief executive officer and chief geologist during the period from June 17, 2010 to June 20, 2010

Clayton Deep covers a total area of 5,280 acres (8.25 square miles) in the southern part of Clayton Valley, Esmeralda County, Nevada, USA.

The project consists of 66 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.

The claims were fully recorded April 30, 2010 with the US Bureau of Land Management, Reno, Nevada. Named CD1 thru CD66, and assigned the Serial Numbers NMC 1022861-1022926.

In accordance with USA mining regulations, the Clayton Deep unpatented federal placer mining claims are in good standing until September 1, 2010. Thereafter, a maintenance fee, currently of $9,240 must be paid annually by September 1st along with a "Notice of Intent to Hold" The fees for 2010 till 2011 have been paid in full.

The registrant is responsible for meeting the conditions above.

Full Monty covers a total area of 5,760 acres (9 square miles) in Nye County, Nevada, USA. The claims are approximately 25 miles north of Clayton Valley, Esmeralda County, Nevada, USA

The project consists of 72 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.

The claims were fully recorded April 30, 2010 with the US Bureau of Land
Management, Reno, Nevada.   Named FM1 thru FM72, and assigned the Serial
Numbers NMC 1022927-1022998.

In accordance with USA mining regulations, the Full Monty unpatented federal placer mining claims are in good standing until September 1, 2010. Thereafter, a maintenance fee, currently $10,080 must be paid annually by September 1st along with a "Notice of Intent to Hold" The fees for 2010 till 2011 have been paid in full.

The registrant is responsible for meeting the conditions above.

Clayton Deep is located in the southern part of the Clayton Valley, Nevada, USA and is approximately 45 miles from Tonopah, Nevada, USA. The property is easily accessible by car from Reno and Las Vegas, Nevada, USA along US Highway 95. Tonopah is also serviced by its own Airport.

Full Monty is located approximately 7 miles North West of Tonopah, Nevada, USA. The property is easily accessible by car from both Reno and Las Vegas, Nevada, USA along US Highway 95. Tonopah is also serviced by its own Airport.

Clayton Deep and Full Monty Claims provide surface access and mineral rights.

     Rock formations and mineralization

     Clayton Deep
The Clayton Valley-Montezuma Range is underlain by a thick body of tuffaceous sediments, ranging from upper Miocene to Pliocene in age. The volcanic sequence has been named the Esmeralda formation and consists of approximately 15,000 feet of lucustrine volcanic sediments which include poorly sorted conglomerates and sandstones, limestone, mudstones and tuffaceous units. Fossils suggest a relatively fresh environment of deposition.

Two major volcanic events where recorded in the Tertiary sediments. An early Pliocene volcanic episode is represented by a single welded tuff unit with an age of 22 million years and is exposed on the northern end of the Silver Peak Range. The tuff was ejected prior to the block faulting that disturbed the drainage of the Silver Peak region and created several closed basins into which the lower part of the Esmeralda formation was deposited.

A second period of volcanic eruptions with major faulting occurred during the middle Pliocene and resulted in the deformation of the lower Esmeralda sediments creating an angular unconformity. The oldest sediments above the unconformity were assigned to the upper Esmeralda unit and have been dated at 6.9 million years. The widespread ash fall tuff that crops out around Clayton Valley and the Montezuma peak area has the same age as the upper Esmeralda sediments (6.9 million years) and has been subjected to major faulting in the form of the Clayton Ridge and Paymaster Faults as well as numerous other unnamed faults which created the present topography.

The uplift of the Sierra Nevada at the beginning of the Pleistocene caused the climate of the Basin and Range Province to become generally arid. Pluvial periods, correlative with the glacial stages in the highlands, resulted in increased runoff and formation of temporary lakes in the basins. The interpluvial periods were more arid and led to the concentration of the lake waters the remnants of which are the lithium-rich evaporities and brines.

     Full Monty
Rocks immediately underlying the Full Monty property consist of a thick sequence of layered and interbedded Quaternary alluvium that was derived from the metamorphic and igneous complex that comprises the surrounding highlands. A portion of the property is occupied by a playa in which evaporites have accumulated. The thickness and nature of the sediments and playa deposits is currently unknown owing to the lack of exploration in this area.

The Full Monty claim block is situated over the intersection of the Montezuma and Big Smoky Valley structural lineaments within the northwest-southeast trending Walker Lane structural belt. The gravity low which characterizes the intersection of the two structural lineaments was identified by the United States Geological Survey during its gravity surveys of Nevada (USGS Open-File Report 80-611, 1980). Gravity lows such as the Full Monty Gravity Low are thought to be traps for lithium-bearing groundwater.

The Full Monty claims are located just west of the Hall Molybdenum Mine, a Climax-type deposit associated with a large, multi-stage Cretaceous quartz monzonite porphyry stock that was intruded into Devonian to Triassicage metasediments. The Hall porphyry is anomalous in lithium with a high geothermal gradient and may have been the source of lithium in sediments and groundwater in the vicinity of the Full Monty property. Groundwater enriched in lithium and other alkali metals may be sequestered in one or more favorable aquifer units occupying the Full Monty Gravity Low.

Post-Cretaceous Basin and Range faulting has tilted and displaced rocks in the area forming the existing topographic and geomorphic features.

No exploration work has been completed. We have a preliminary exploration plan developed for these two sites.

No exploration costs have been incurred to date.

From the production of exploration plans for both Clayton Deep and Full Monty, we have a combined estimated cost in the region of $2,100,000.00 USD.

Water and grid-supplied electricity are available either on site or in close proximity.

This property is currently without known reserves and the proposed property is exploratory in nature.

Power Mining Ventures Asset Purchase Agreements
-----------------------------------------------
On March 1, 2010, the registrant entered into an asset purchase agreement with Power Mining Ventures, Inc. Pursuant to the agreement, Power Mining sold a 100% net revenue interest in certain mineral lease interests for the exploration of minerals in the Athena Lithium Brine
Project located in Alberta, Canada.   Additionally, Power Mining pledged
a 2% Net Smelter Return Royalty on the property to a third party.  1% of
which can be purchased for $1,000,000.   The NSR will be payable upon
commencement of commercial production, at which time a more formal agreement concerning NSR will be entered into. The registrant issued 300,000 pre 8:1 forward split restricted common shares for the lease interests.

The project covers a total area of 269,353.04 Hectares in Alberta, Canada encompassing Nampa, Berwyn, Grimshaw and Peace River. The project consists of 33 Metallic and Industrial Minerals permits, which were granted, with a commencement date of January 13, 2010

Permit numbers are sequential from and including No: 9310010413 through and including No: 9310010445 and were granted by the Coal and Mineral Development Unit of the Department of Energy.

A permit grants the exclusive right to explore for Alberta-owned metallic and industrial minerals in a specified location. Other jurisdictions in Canada use the term "mineral claim" for this type of agreement. A permit can be held for up to 14 years, and is not renewable. While there is no annual rent, permit holders are required to conduct exploration work and must report on the work every two years.

The costs to maintain the permits are as follows.

   (a) during the first assessment work period, not less in the aggregate than an amount equal to $5 for each hectare in the location;

   (b) during the 2nd assessment work period, not less in the aggregate than an amount equal to $10 for each hectare in the location;

   (c) during the 3rd assessment work period, not less in the aggregate than an amount equal to $10 for each hectare in the location;

   (d) during the 4th assessment work period, not less in the aggregate than an amount equal to $15 for each hectare in the location;

   (e) during the 5th assessment work period, not less in the aggregate than an amount equal to $15 for each hectare in the location;

   (f) during the 6th assessment work period, not less in the aggregate than an amount equal to $15 for each hectare in the location;

   (g) during the 7th assessment work period, not less in the aggregate than an amount equal to $15 for each hectare in the location.

The registrant is responsible for meeting the conditions.

During this period the holder of the permit may apply for a metallic and industrial minerals lease.

A lease grants the exclusive right to develop and mine Alberta-owned metallic and industrial minerals in a specified location. The term of a lease is 15 years, and it may be renewed. Annual rent must be paid. Royalties must be paid if any mineral production takes place on the lease.

     Location and means of access
The Athena Lithium Brine Project is located in the Northern part of Alberta, encompassing Nampa, Berwyn, Grimshaw and Peace River, approximately 480 miles north of Calgary. The project is easily accessed by Car using Alberta Provincial Highways 2, 43 and 49. Peace River is also serviced by its own Airport.

The Metallic and Industrial Minerals permits that we hold are for mineral rights. Any exploration causing surface disturbance (e.g., motorized ground equipment, line cutting, drilling) will require a

Metallic Mineral Exploration Approval pursuant to the Metallic and Industrial Minerals Exploration Regulation, prior to exploration. This requirement applies to public and non-public land.

     Rock formations and mineralization
The large block of permits that comprise the registrant's Alberta holdings covers much of the Devonian-age sedimentary rocks that surround the large structural feature that is the Peace River Arch in northwestern Alberta. Continental brines and evaporates as well as brines associated with oil and gas pools occur in carbonate rocks of the Leduc Formation of the Woodbend Group and in the carbonate and evaporite deposits of the Devonian Beaverhill Lake Group. Formation waters in the rocks contain anomalous concentrations of lithium and other alkali metals.

To date, we have not completed any work or exploration on the property. We are currently in the process of developing an exploration plan.
No exploration costs have been incurred to date. First stage exploration budgets will be an integral part of the exploration plan.

Water and grid-supplied electricity are available on or in close proximity to the property.

This property is currently without known reserves and the proposed program is exploratory in nature.

The registrant's Alberta, Canada, property is highly prospective for economic deposits of lithium and other metals. Formation water samples from producing wells in the Peace River Arch area contain anomalous concentrations of lithium as reported by the Alberta Geological Survey
(2010) and the Alberta Research Council (1995). Oilfield and continental brines in the area contain anomalous lithium concentrations. Evaporite deposits similar to those from which lithium is currently produced in Clayton Valley, Nevada have also been identified and study within the boundaries of the registrant's permit holdings.

The registrant's Alberta, Canada, Property represents approximately 269,353.04 Hectares overlying a potential extension of the Leduc Formation and Beaverhill Lake Group strata/Swan Hills Formation. These two formations were identified by the Alberta Geological Survey (AGS) as containing formation waters containing potentially economic amounts of lithium.(1)

The AGS recommended further analysis of the formation waters for lithium, stating that the lithium contents are similar to those of the only US-based lithium plant in Clayton Valley, Nevada(2)

The AGS singled out formation waters containing high concentrations of dissolved lithium where rock porosity and permeability would allow production.

In the Leduc Formation, reef thicknesses exceed 980 feet in places (based on 88 existing wells and 3,768 core analyses), while the carbonate platform in the Beaverhill varies in thickness from over 490 feet in the south to roughly 160 feet in the northwest (based on 183 existing wells and 18,256 core analyses)(1)

AGS findings on both formations show concentrations exceeding 100 mg/l with a maximum concentration of 130 mg/l occurring in the Beaverhill Lake formation.(2)

This property has currently not been physically examined in the field by a professional geologist or mining engineer. The Alberta claim has not been visited by either the registrant's chief geologist or chief executive officer.

     1 Resource Estimates of Industrial Minerals in Alberta Formation Waters. Alberta Geological Survey, Jan. 31, 1995
     2 Industrial Mineral Potential of Alberta Formation Waters. Alberta Geological Survey, 1995

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

Bare Rocks, Hoffman Hills & Normans Lake Projects cover an area of approximately 43,000 Acres (67 square miles) in Western Australia, lose to the town of Wagin, Australia. The projects total 55 graticule blocks.

Bare Rocks and Hoffman Hills Exploration licenses' are valid until April 18, 2016 and have a yearly rental of $1,816.00 & $1,702.50 AUD, due on the April 18, every year. These licenses have a combined annual commitment of $40,000.00 AUD.

Normans Lake Project Exploration license is valid until May 24, 2016 and has a yearly rental of $2,724.00 AUD, due on the May 24, every year. This license has an annual commitment of $24,000.00 AUD.

The registrant currently holds exploration licenses. The holder of an exploration license may in accordance with the license conditions, extract or disturb up to 1000 tonnes of material from the ground, including overburden, and the minister may approve extraction of larger tonnages.

In order to mine economic quantities of lithium, the registrant must obtain a mining lease. The lessee of a mining lease may work and mine the land, take and remove minerals and do all things necessary to effectually carry out mining operations in, on or under the land, subject to conditions of title. The term of a mining lease is 21 years and may be renewed for further terms. Section 67(1) of the Mining Act gives the holder of an exploration tenement an automatic right to apply for, and have granted, a mining lease, or mining leases, within the area of that exploration tenement. The registrant is responsible for meeting the conditions.

Bare Rocks, Hoffman Hills & Normans Lake Projects are located in Western Australia, close to the town of Wagin, Australia. Wagin is accessible by state route 120 and 107, and is approximately 165 miles from Perth by road.

     Rock formations and mineralization
The registrant's projects are situated within the South West Mineral Field of Western Australia. This region includes the Wagin-Dumbleyung salt lake system which has been shown to occur at the western confluence of a very extensive surface drainage catchment area. The catchment drains an area of extensive Archaean granite of the Yilgarn Craton where the lithium may have originated from dissolution of lithium-bearing minerals occurring in trace amounts in the granitic bedrock. The three separate properties - Bear Rock, Hoffmans Hill, and Norman's Lake - within the Wagin-Dumbleyung system exhibit similar characteristics and anomalous lithium concentrations.

To date, we have not completed any work or exploration on the property. No exploration costs have been incurred to date. Water and Grid-supplied electricity are available on or in close proximity to the property.

This property is currently without known reserves and the proposed program is exploratory in nature.

This property has currently not been physically examined in the field by a professional geologist or mining engineer. Bare Rocks, Hoffman Hills & Normans Lake Projects have not been visited by the registrant's chief executive officer at this time.

Neither the registrant nor a professional geologist or mining engineer represented by the registrant have visited the Australia or Alberta
properties covered by the mineral leases described above.   There can be
no assurance that the lease interests purchased pursuant to the asset purchase agreements are as represented nor that the properties will result in significant revenues.

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

     Paymaster

The registrant's Paymaster property has been physically examined in the field by Robert Allender, vice president of exploration and chief geologist, and James Hasbrouck of Hasbrouck Geophysics, Inc. 2473 North Leah Lane Prescott, AZ 86301 USA.

The Paymaster Property has been visited by the registrant's chief executive officer during the period June 17, 2010 and June 20, 2010, and the registrant's vice president of exploration and chief geologist, during the periods April 22-27, 2010, June 17-20, 2010, July 6-10, 2010,
September 29-30, 2010, November 30-December 3, 2010, March 13-24, 2011,
March 28-April 1, 2011 and May 10-13, 2011.

Paymaster covers a total area of 5,880 acres (9.19 square miles)
Situated within the Paymaster Canyon, located north of the Clayton Valley playa and east of Alkali Flats playa. Clayton Valley, Esmeralda County, Nevada, USA.

The project consists of 78 unpatented federal placer claims, granted by the United States Department of the Interior, Bureau of Land Management.

The claims were fully recorded with the US Bureau of Land Management. Named PM13 thru PM90, and assigned the Serial Numbers NMC 1018759-1018836.

In accordance with USA mining regulations, the Paymaster unpatented placer mining claims are in good standing until September 1, 2010. Thereafter, a maintenance fee of $140 must be paid annually by September 1st along with a "Notice of Intent to Hold" The fees for 2010 till 2011 have been paid in full.

The registrant responsible for meeting the conditions above.

Paymaster is located within the Paymaster Canyon, in the northern part of Clayton Valley, Nevada, USA and is approximately 20 miles from Tonopah, Nevada, USA. The property is easily accessed by car from both Reno and Las Vegas, Nevada, USA, along US Highway 95 to Goldfield, Nevada, USA, then 15 miles west on the Silver Peak County Road to the junction of the Pearl Hot Springs road, which forks into the Paymaster Canyon road that traverses the entire length of the canyon.

Paymaster claims provide surface access and mineral rights.

     Rock formations and mineralization

     Paymaster Project
The Clayton Valley-Montezuma Range is underlain by a thick body of tuffaceous sediments, ranging from upper Miocene to Pliocene in age. The volcanic sequence has been named the Esmeralda formation and consists of approximately 15,000 feet of lucustrine volcanic sediments which include poorly sorted conglomerates and sandstones, limestone, mudstones and tuffaceous units. Fossils suggest a relatively fresh environment of deposition.

Two major volcanic events where recorded in the Tertiary sediments. An early Pliocene volcanic episode is represented by a single welded tuff unit with an age of 22 million years and is exposed on the northern end of the Silver Peak Range. The tuff was ejected prior to the block faulting that disturbed the drainage of the Silver Peak region and created several closed basins into which the lower part of the Esmeralda formation was deposited.

A second period of volcanic eruptions with major faulting occurred during the middle Pliocene and resulted in the deformation of the lower Esmeralda sediments creating an angular unconformity. The oldest sediments above the unconformity were assigned to the upper Esmeralda unit and have been dated at 6.9 million years. The widespread ash fall tuff that crops out around Clayton Valley and the Montezuma peak area has the same age as the upper Esmeralda sediments (6.9 million years) and has been subjected to major faulting in the form of the Clayton Ridge and Paymaster Faults as well as numerous other unnamed faults which created the present topography.

The uplift of the Sierra Nevada at the beginning of the Pleistocene caused the climate of the Basin and Range Province to become generally arid. Pluvial periods, correlative with the glacial stages in the highlands, resulted in increased runoff and formation of temporary lakes in the basins. The interpluvial periods were more arid and led to the concentration of the lake waters the remnants of which are the lithium-rich evaporities and brines.

To date we have completed the following work on the property.

Geophysics - Gravity Survey
Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/ Magnetotellurics)
Drilling - Initial 3 Holes of the 8 Hole drilling program

						Paymaster Canyon
Geophysics - Gravity              $ 65,000       Paid
Geophysics - CSAMT/MT               90,000       Paid
Phase Ia Drilling (3 holes)        165,042       Paid
Phase Ib Drilling (5 holes)        375,000
Analytical - 1                      31,000
Mapping - 2                         50,000
Borehole Geophysics - 3             75,000
Preliminary Engineering - 4        100,000
Metallurgical testing - 5           25,000
                                  --------
Total	                            $976,042
Estimated Remaining               $656,000

Notes:
1.  geologic formation and water sample analysis  by Method 6010b
2. mapping - GIS base map, exploration data overlays, topo contour mapping, isopach maps, groundwater maps, etc.
3.  borehole geophysics - EM resistivity, gamma, etc.
4. process engineering, preliminary plant design parameter definition, design testing protocols, etc.
5. metallurgical testing for process definition and preliminary plant design considerations, etc

Drilling estimated based on contractor quotes at US$75 per foot.
Drillholes estimated total depth of 1000 feet each.

Water and Grid-supplied electricity are available within the Clayton
Valley.

This property is currently without known reserves and the proposed program is exploratory in nature.

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


ITEM 4.  REMOVED AND RESERVED

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

     Clayton Deep and Full Monty properties

The Full Monty property is of interest due to two significant geologic indicators for lithium potential. The first indicator is the presence of a deep bedrock surface evidenced by the gravity low discovered by the USGS. This feature corresponds with the presence of a thick sequence of sedimentary rocks favorable as a trap for lithium-bearing groundwater. The second indicator of interest is the proximity of a potential lithium source, namely the igneous intrusive body at the nearby Hall Mine.

Estimated Costs
		                     Clayton Deep              Full Monty
Geophysics - Gravity           $    85,000               $    85,000
Geophysics - CSAMT/MT               90 000                    90,000
Phase Ia Drilling (3 holes)        225,000                   225,000
Phase Ib Drilling (5 holes)        375,000                   375,000
Analytical - 1                      46,000                    46,000
Mapping - 2                         50,000                    50,000
Borehole Geophysics - 3             75,000                    75,000
Preliminary Engineering - 4        100,000                   100,000
Metallurgical testing - 5           25,000                    25,000
                                ----------                ----------
Total                           $1,071,000                $1,071,000

Notes:
1.  geologic formation and water sample analysis  by Method 6010b
2. mapping - GIS base map, exploration data overlays, topo contour mapping, isopach maps, groundwater maps, etc.
3.  borehole geophysics - EM resistivity, gamma, etc.
4. process engineering, preliminary plant design parameter definition, design testing protocols, etc.
5. metallurgical testing for process definition and preliminary plant design considerations, etc

Drilling estimated based on contractor qoutes at US$75 per foot.
Drillholes estimated total depth of 1000 feet each.

     Paymaster

Paymaster Canyon area is one of a group of intermountain structures in west-central Nevada and is surrounded by Paymaster Ridge on the east and the Weepah Hills to the west, Clayton Valley and the Silver Peak
Range to the south. It has a playa floor of about 10 square miles that receives surface drainage from an area of about 50 square miles. Two large eastward-trending faults spaced a little over half a mile apart and comprise what is believed to be part of a large conduit for lithium enrichment from Alkali Flats and Big Smokey Valley into the lower Clayton Valley playa.

Geophysics - Gravity         $ 65,000  Paid
Geophysics - CSAMT/MT          90,000  Paid
Phase Ia Drilling (3 holes)    65,042  Paid
Phase Ib Drilling (5 holes)   375,000
Analytical - 1                 31,000
Mapping - 2                    50,000
Borehole Geophysics - 3        75,000
Preliminary Engineering - 4   100,000
Metallurgical testing - 5      25,000
                             --------
Total                        $976,042

Estimated Remaining          $656,000

Initial Exploration has consisted Geophysics, Drilling and Analytical

Notes:
1.  geologic formation and water sample analysis  by Method 6010b
2. mapping - GIS base map, exploration data overlays, topo contour mapping, isopach maps, groundwater maps, etc.
3.  borehole geophysics - EM resistivity, gamma, etc.
4. process engineering, preliminary plant design parameter definition, design testing protocols, etc.
5. metallurgical testing for process definition and preliminary plant design considerations, etc

Drilling estimated based on contractor quotes at US$75 per foot.
Drillholes estimated total depth of 1000 feet each.

Geophysics - Gravity: Gravity survey techniques yield information about the depth and topography of the buried bedrock surface. In the context of lithium exploration this method yields information about possible stratigraphic traps for lithium-bearing groundwater. It is the least expensive of the three preferred geophysical techniques used in lithium brine exploration the other two being electromagnetic surveys and seismic testing. Gravity surveying is used to define target areas for further exploration and more detailed testing.

Geophysics - CSAMT/MT: The Controlled Source Audio Magnetotellurics/ Magnetotellurics geophysical survey method is used to map geologic stratigraphy and structure, identify electrical conductors representative of lithium-bearing brines, and provide more detailed information for the selection and design of additional geophysical surveys and drilling program specifications. This method yields greater detail than gravity surveying and is employed to identify targets for drilling and sampling programs.

Drilling - Drilling, as opposed to the non-intrusive geophysical techniques, provides physical evidence from which to draw conclusions about the deposit. Drilling methods vary but all provide samples of geologic materials penetrated by the drill and allow for the sampling and analysis of formation waters. In the case of sedimentary rock sequences, like the registrant's Nevada properties, drilling techniques are critical. The recovery of cuttings and water samples for analysis are the primary goal of the drilling and must be accomplished with a minimum of formation disturbance and contamination of samples from specific intervals by overlying intervals. Air and mud rotary drilling techniques allow for the collection of water and rock samples from discreet depth intervals within the well. Drilling also provides the conduit through which the testing of hydrogeologic characteristics of an aquifer can be accomplished. Once exploration and aquifer testing are complete, it is possible that drillholes can be converted to production tools for the extraction of lithium-bearing brines.

QA/QC: The reliability of the analytical testing results are measured using the results of the quality control samples inserted in the process by the registrant. The registrant inserts field duplicates into the sample process to test the accuracy and precision of laboratory testing. One duplicate may be sent along with the original and the other may be sent to the secondary laboratory. The registrant also inserts trip blanks into each sample lot or shipment to test for contamination. Trip blanks are prepared in the field by the onsite geologist using deionized water or coarse silica sand. Duplicate analyses are performed by a secondary or referee laboratory. Control samples are inserted into the sample sequence at a frequency of 15% of the total sample number. Statistical analysis of the laboratory results and the QA/QC sample analysis is completed to insure sample integrity.

The program will be funded from the equity line or any additional sources of finance that we may obtain in the future. We have currently not finalized a start date for exploration on this project as our current focus remains with additional properties.

All work will be supervised by Robert Allender, vice president of exploration and chief geologist. Robert Allender is a graduate in B.S Geology from Colorado State University and a Postgraduate in Engineering Economics from the Colorado School of Mines.


We have not currently entered into an agreement with any parties to undertake the exploration programs on any property other than Paymaster

All additional exploration will be completed using the same criteria as used for the Paymaster exploration.

Based on information provided by the BLM website, the BLM regulates surface management on mining activity conducted on lands administered by BLM. Other federal agencies such as U.S. Forest Service have different regulations regarding surface management; if a claim is located within another agency's administrative jurisdiction, the claimant needs to check with that agency for proper procedures.

All mining activities require reasonable reclamation. The lowest level of mining activity, "casual use," is designed for the miner or weekend prospector who creates only negligible surface disturbance (for example, activities that do not involve the use of earth-moving equipment or explosives may be considered casual use). Dredging at any level of use may require a permit from the appropriate state agency administering water quality.

The second level of activity, where surface disturbance is 5 acres or less per year, requires a notice advising BLM of the anticipated work 15 days prior to commencement. This notice needs to be filed with the appropriate field office No approval is needed although bonding is required. State agencies need to be notified to assure that their requirements are met.

For operations involving more than 5 acres, a detailed plan of operation must be filed with the appropriate BLM field office. Bonding is required to ensure proper reclamation.

Our exploration operations involve more than 5 acres and we are required to file a 43 CFR 3809 - Surface Management Notice. The Bureau of Land management, Tonopah, Nevada, USA on November 16, 2010, granted the filing for the registrant's Paymaster Drilling program.

Power Mining Venture - Australia and Alberta
We do not have a current exploration plan as our focus is currently on our northern American properties.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Amerilithium Corp.
Index to the Financial Statements


Report of Independent Registered Public Accounting Firm        26
Financial Statements of Amerilithium Corp.:
  Balance Sheets:
    December 31, 2010 and 2009                                 27
  Statements of Operations For the Years
    Ended December 31, 2010 and 2009                           29
  Statements of Stockholders' Deficit For
    the Years Ended December 31, 2010 and 2009                 30
  Statements of Cash Flows For the Years Ended
    December 31, 2010 and 2009                                 32
  Notes to Financial Statements                                34

THOMAS J. HARRIS
CERTIFIED PUBLIC ACCOUNTANT
3901 STONE WAY N., SUITE 202
SEATTLE, WA  98103
206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERILITHIUM CORP.
(FORMERLY KODIAK INTERNATIONAL, INC.)
Las Vegas, Nevada

We have audited the balance sheets of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATIONAL INC.) an exploration stage company, as at December 31, 2010 and 2009, the statements of earnings and deficit, stockholders' deficiency and cash flows for the years then ended and the period from inception February 2, 2004 to December 31, 2010. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATIONAL INC.) a development stage company, as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, including the period from inception February 2, 2004 to December 31, 2010, in conformity with generally accepted accounting principles accepted in the United States of America.

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

/s/Thomas J Harris, CPA
-----------------------------------
Thomas J Harris, CPA
Seattle, WA
April 1, 2011

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
                             ========== ====== ==========  ===========  ==========

                         AMERILITHIUM CORP.
                Formerly Kodiak International Inc.
                (An Exploration Stage Enterprise)
                     Statements of Cash Flows
                                                           Cumulative,
                                                           Inception
                                                           February 2,
                                 Year Ended   Year Ended   2004 Through
                                 December 31, December 31, December 31,
                                     2010         2009         2010
                                 -----------   --------    -----------
Cash flows from
  operating activities:
Net (loss)                       $(1,066,066)  $(82,765)   $(1,211,475)
Adjustments to reconcile
  net (loss) to cash provided
  (used) by developmental
  stage activities:
    Depreciation and Amortization        887          -            887
Change in current assets and liabilities:
  Inventory                                -          -              -
  Deposits                                 -          -              -
  Accounts payable and
    accrued expenses                  35,663          -         35,663
                                 -----------   --------    -----------
Net cash flows from operating
  activities                      (1,029,516)   (82,765)    (1,174,925)
                                 -----------   --------    -----------

Cash flows from investing activities:
  Purchase of fixed assets            (6,892)         -         (6,892)
  Purchase of Mining Rights       (7,111,000)*              (7,111,000)
                                 -----------   --------    -----------

Net cash flows from investing
  activities                      (7,117,892)         -     (7,117,892)
                                 -----------   --------    -----------
Cash flows from financing activities:
  Proceeds from sale of
    common stock                   8,347,371     50,000      8,483,371
  Checks in excess of deposits
  Stock subscription payable               -          -              -
  Advances from shareholder          (10,000)    10,000              -
  Proceeds/(Payment) of
    notes payable                     40,000          -         40,000
                                 -----------   --------    -----------
Net cash flows from financing
  activities                       8,377,371     60,000      8,523,371
                                 -----------   --------    -----------
Net cash flows                       229,963    (22,765)       230,554
Cash and equivalents,
  beginning of period                    591     23,356              -
                                 -----------   --------    -----------
Cash and equivalents,
  end of period                  $   230,554   $    591    $   230,554
                                 ===========   ========    ===========

Supplemental cash flow disclosures:
  Cash paid for interest         $    (1,025)  $      -    $         -
  Cash paid for income taxes     $         -   $      -    $         -

*Cash        $  440,500
 Notes          185,000
 Stock        6,485,500
             ==========
 Total       $7,111,000
             ==========

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

Date:    June 24, 2011

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

      June 24, 2011