Form 10-K/A
period 2010-12-31
Amerilithium Corp.
filed 2011-07-29
CIK 1448763

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              Amendment 2 to
                                FORM 10-K

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

                        Explanatory Note

This Amendment 2 to the Annual Report on Form 10-K for the year ended December 31, 2010 of the registrant, originally filed with the Securities and Exchange Commission on April 8, 2011 amends the original Form 10-K in the manner described below.

Amendment 2 is being filed solely to file small-scale maps showing the location and access to each material property.

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

Date:    July 28, 2011

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

      July 28, 2011


The following of exhibits are filed with this report:

(31)      302 certification
(32)      906 certification
(99.1)    Australian Claims map
(99.2)    Clayton Deep Claim map
(99.3)    Full Monty Claim map
(99.4)    Paymaster Claim map
(99.5)    West Central Albert Claim map