Form 10-K/A
period 2010-12-31
Amerilithium Corp.
filed 2011-08-10
CIK 1448763

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                              Amendment 3 to
                                FORM 10-K

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

Amendment 3 is being filed solely to reconcile conflicting statements regarding officer compensation.

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

On March 12, 2010, the registrant entered into an employment agreement with Matthew Worrall. The term of the agreement is for three years and shall continue thereafter renewable on a twelve month basis. Mr. Worrall shall receive a salary of $6,500 per month. Mr. Worrall is eligible to participate in any benefits made generally available by the registrant and shall be reimburse for all reasonable business expenses incurred in the performance of his duties. The registrant and Mr. Worrall shall review terms of Mr. Worrall's salary and benefits on a semi-annual basis. As of December 31, 2010, Mr. Worrall had been paid cash compensation of $60,500.

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

Date:    August 10, 2011

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

      August 10, 2011