Form 10-Q
period 2011-06-30
Amerilithium Corp.
filed 2011-08-16
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities
Exchange Act of 1934 for Quarterly Period Ended June 30, 2011
-OR-
 [ ]     Transition Report Pursuant to Section 13 or 15(d) of the
Securities And Exchange Act of 1934 for the transaction period from _________ to________

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

The number of outstanding shares of the registrant's common stock, August 15, 2011: Common Stock - 68,409,104

Amerilithium Corp.
FORM 10-Q
For the quarterly period ended June 30, 2011
INDEX

                                                             Page
                                                             ----

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)                      3
Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations      20
Item 3.  Quantitative and Qualitative Disclosure About
           Market Risk                                        24
Item 4. Controls and Procedures                               24

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings                                    25
Item 1A. Risk Factors                                         25
Item 2.  Unregistered Sales of Equity Securities and Use
           of Proceeds                                        25
Item 3.  Defaults upon Senior Securities                      25
Item 4.  Removed and Reserved                                 25
Item 5.  Other Information                                    25
Item 6.  Exhibits                                             25





SIGNATURES

                           AMERILITHIUM CORP.
                  Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                             Balance Sheet

                                              (Unaudited)   (Audited)
                                                June 30,   December 31,
                                                  2011         2010
                                               ----------   ----------
             ASSETS
Current assets:
  Cash                                         $  467,964   $  230,554
  Accounts Receivable                                   -            -
  Inventory                                             -            -
                                               ----------   ----------
Total current assets                              467,964      230,554
                                               ----------   ----------

Fixed Assets
  Furniture and Equipment                               -            -
  Computer Equipment                                6,892        6,892
  Leasehold Improvements                                -            -
                                               ----------   ----------
Total Fixed Assets                                  6,892        6,892
Less Accumulated Depreciation                       1,446          887
                                               ----------   ----------
Net Fixed Assets                                    5,446        6,005
                                               ----------   ----------

Other Assets
  Mining Claims                                 7,111,000    7,111,000
  Other Assets                                     37,840            -
                                               ----------   ----------
Total Other Assets                              7,148.840    7,111,000
                                               ----------   ----------
Total Assets                                   $7,622,250   $7,347,559
                                               ==========   ==========

          LIABILITIES
Current Liabilities:
  Accounts payable and accrued expenses        $   11,438   $   17,303
  Accrued taxes                                         -       18,360
  Notes payable                                    40,000       40,000
                                               ----------   ----------
Total current liabilities                          51,438       75,663
                                               ----------   ----------

Long-term liabilities:
  Convertible Debentures                          467,840            -
                                               ----------   ----------
Total long-term liabilities                       467,840            -
                                               ----------   ----------
Total Liabilities                                 519,278       75,663
                                               ----------   ----------

          STOCKHOLDERS' EQUITY
Common stock, $0.001 par value,
  150,000,000 authorized, 68,409,104
  and 67,277,224 shares issued and outstanding     68,409       67,277
Capital in excess of par value                  8,742,842    8,416,094
Deficit accumulated during the
  development stage                            (1,708,279)  (1,211,475)
                                               ----------   ----------
Total stockholders' equity                      7,102,972    7,271,896
                                               ----------   ----------
Total liabilities and stockholders' deficit    $7,622,250   $7,347,559
                                               ==========   ==========

                       AMERILITHIUM CORP.
               Formerly Kodiak International Inc.
               (An Exploration Stage Enterprise)
                    Statements of Operations

                                                                               Cumulative,
                                                                               Inception,
                           Three Months  Three Months  Six Months  Six Months  February 2,
                               Ended      Ended          Ended       Ended     2004 Through
                              June 30,   June 30,       June 30,    June 30,    June 30,
                                2011       2010          2011        2010         2011
                             ----------  ----------    ----------  ----------  -----------
Sales                        $        -  $        -    $        -  $        -  $         -
                             ----------  ----------    ----------  ----------  -----------
Cost of Sales                         -           -             -           -            -
                             ----------  ----------    ----------  ----------  -----------
Cost of Sales                         -           -             -           -            -

General and administrative expenses:
  Salaries                       34,500      49,500        69,000     102,500      340,257
  Depreciation and
    Amortization                    279         279           559         329        1,446
  Mineral Property
    Expenditures                 24,319      65,000       194,740      65,000      286,662
  Legal and professional fees   178,725      17,777       211,555      41,735      897,600
  Marketing and Advertising       6,584      36,920         7,744      65,081       81,871
  Insurance                       5,934       6,304         9,886       6,304       28,050
  Dues and Subscriptions          2,138       1,923         4,490      10,750       17,959
  Taxes                         (18,360)          -      (18,360)           -          725
  Other general and
    administrative                6,857       8,824        17,190       9,414       44,454
                             ----------  ----------    ----------  ----------  -----------
Total operating expenses        240,976     186,527       496,804     301,113    1,699,023
                             ----------  ----------    ----------  ----------  -----------
(Loss) from operations         (240,976)   (186,527)     (496,804)   (301,113)  (1,699,023)
                             ----------  ----------    ----------  ----------  -----------

Other income (expense):
  Interest income                                                                   -
  Currency losses                     -      (4,579)            -      (6,262)      (8,231)
  Interest (expense)                  -        (600)            -      (1,000)      (1,025)
                             ----------  ----------    ----------  ----------  -----------
(Loss) before taxes            (240,976)   (191,706)     (496,804)   (308,375)  (1,708,279)
                             ----------  ----------    ----------  ----------  -----------

Provision (credit) for
  taxes on income                     -           -             -           -            -
                             ----------  ----------    ----------  ----------  -----------
Net (loss)                   $ (240,976) $ (191,706)   $ (496,804) $ (308,375) $(1,708,279)
                             ==========  ==========    ==========  ==========  ===========

Basic earnings (loss)
  per common share           $  (0.0035) $  (0.0032)   $  (0.0073) $  (0.0051)
                             ==========  ==========    ==========  ==========



Weighted average number of
  shares outstanding         68,094,262  59,892,362    68,094,262  59,892,362
                             ==========  ==========    ==========  ==========

****Prior year weighted shares have been adjusted for 8:1 forward stock split.

                        AMERILITHIUM CORP.
                Formerly Kodiak International Inc.
                (An Exploration Stage Enterprise)
                      Statements of Cash Flows

                                                           Cumulative,
                                                           Inception,
                                    Six Months Six Months  February 2,
                                       Ended      Ended      June 30,
                                        2011       2010        2011
                                     ---------  ---------  -----------

Cash flows from operating activities:
  Net (loss)                         $(496,804) $(308,375) $(1,708,279)

Adjustments to reconcile net
 (loss) to cash provided (used)
 by developmental stage activities:
  Depreciation and Amortization            559        329        1,446
Change in current assets
 and liabilities:
  Inventory                                                          -
  Deposits                                                           -
  Accounts payable and
    accrued expenses                   (24,225)       239       11,438
                                     ---------  ---------  -----------
Net cash flows from
  operating activities                (520,470)  (307,807)  (1,695,395)
                                     ---------  ---------  -----------

Cash flows from investing activities:
  Purchase of fixed assets                         (6,892)      (6,892)
  Purchase of Mining Rights                    (7,111,000)  (7,111,000)
                                     ---------  ---------  -----------
Net cash flows from
  investing activities                       - (7,117,892)  (7,117,892)
                                     ---------  ---------  -----------

Cash flows from financing activities:
  Proceeds from sale of common stock   327,880  6,418,856    8,811,251
  Convertible debenture, net of OID    430,000                 430,000
  Stock subscription payable                    1,238,000            -
  Advances from shareholder                       (10,000)           -
  Proceeds/(Payment) of notes payable             290,000       40,000
                                     ---------  ---------  -----------
Net cash flows from
  financing activities                 757,880  7,936,856    9,281,251
                                     ---------  ---------  -----------
Net cash flows                         237,410    511,157      467,964

Cash and equivalents,
  beginning of period                  230,554        591            -
                                     ---------  ---------  -----------
Cash and equivalents, end of period  $ 467,964  $ 511,748  $   467,964
                                     =========  =========  ===========

Supplemental cash flow disclosures:
  Cash paid for interest             $       -  $       -  $         -
  Cash paid for income taxes         $       -  $       -  $         -

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

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

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 1 - Organization and summary of significant accounting policies:
(Continued)

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

Note 2 - Uncertainty, going concern:

At June 30, 2011, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 2 - Uncertainty, going concern: (continued)

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

The provision for refundable Federal income tax consists of the following:

                                                   2009        2010
                                                 --------   ---------
Refundable Federal income tax attributable to:
Current operations                               $(28,140)  $(362,462)
Less, Nondeductible expenses                        -0-         -0-
-Less, Change in valuation allowance               28,140     362,462
Net refundable amount                                   -           -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                    2009       2010
                                                  --------   --------
Deferred tax asset attributable to:
Net operating loss carryover                      $ 49,439   $411,902
Less, Valuation allowance                          (49,439)  (411,902)
 Net deferred tax asset                                  -          -

At December 31, 2010, an unused net operating loss carryover approximating $1,211,475 is available to offset future taxable income; it expires beginning in 2025.

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

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

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 4 - Cumulative sales of stock: (continued)

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

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 4 - Cumulative sales of stock: (continued)

On March 23, 2011, the Company issued 45,000 shares at $0.37 to three advisors as part of the advisory agreements.

On May 3, 2011, the Company issued 270,000 shares at $0.35 to two advisors per their advisory agreements.

On June 15, 2011, the Company issued 45,000 shares at $0.25 to three advisors as part of their advisory agreements.

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

On March 2, 2010 the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc. The purchase is funded by restricted common stock shares. The total purchase price was $2,280,000

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 7 - Mining Rights (continued)

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

Note 8 - Notes Payable:

The Company has notes payable for the purchase of mining rights. These amounts are all payable within one year and carry no rate of interest. The balance at June 30, 2011 is $40,000.

The Company has a note payable with one of its shareholders. The note is due on February 1, 2012 and carries and interest rate of 8%. The note also has an option to convert to common stock at a price of $0.05 per share. On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 - Convertible Debentures:

On June 29, 2011, The Company entered into a Note Purchase Agreement with JMJ Financial in which the Company issued to JMJ Financial convertible promissory notes in the amount of $1,850,000. These notes are convertible into shares of the Company's common stock based on 80% of the lowest trade price in the 25 days pervious to the conversion. The Notes have a maturity of three years and each bear an 8% one-time original issue discount interest charge, payable on issuance. As of June 30, 2011 the Company has issued and received $467,870 less the original issue interest charge of $37,840.

Note 10 - Subsequent Events:

On July 22, 2011, the registrant entered into a letter engagement with MidSouth Capital, Inc. to act as a non-exclusive financial advisor, investment bank and placement agent on a best efforts basis.

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 10 - Subsequent Events: (continued)

MidSouth agrees to introduce the registrant to certain potential investor candidates. Upon written request from the registrant, MidSouth may designate independent counsel to prepare the appropriate documents, including subscription and escrow agreement, with regard to the terms of any financial transactions and the closing thereof. The registrant is responsible for any and all reasonable expenses associated with the offering and the closing documents, escrow and escrow agent. However incurrence of all such expenses shall require the prior written consent for those expenses from the registrant.

Restricted Stock: Additionally, the registrant agrees to grant MidSouth 50,000 shares of restricted stock per every $100,000 raised for a period of two (2) years.

On July 7, 2011, JMJ Financial executed the first of ten promissory notes and paid $50,000 as an initial payment. As a result, the six month period started on July 7, 2011.



On July 27, 2011, the registrant entered into a geophysical service agreement with Magee Geophysical Services LLC Contractor. Magee agreed to conduct during the approximate period of August, 2011, a gravity survey over an area specified by the registrant over the Clayton Deep Prospect in Esmeralda County, Nevada.

Note 11 - New accounting pronouncements:

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

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 11 - New accounting pronouncements: (continued)

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

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 11 - New accounting pronouncements: (continued)

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

                           AMERILITHIUM CORP.
                 Formerly Kodiak International Inc.
                  (An Exploration Stage Enterprise)
                    Notes to Financial Statements
                            June 30, 2011

Note 11 - New accounting pronouncements: (continued)

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

Investing Activities
--------------------
For the six months ended June 30, 2011, Amerilithium did not pursue any investing activities.

For the six months ended June 30, 2010, Amerilithium purchased fixed assets of $6,892 and mining rights of $7,111,000. As a result, net cash flows from investing activities for the six months ended June 30, 2011 were $7,117,892.

Financing Activities
--------------------
For the six months ended June 30, 2011, Amerilithium received proceeds from the sale of common stock of $327,880 and a convertible debenture, net of OID stock subscription payable of $430,000 resulting in net cash flows from financing activities of $757,800.

For the six months ended June 30, 2010, Amerilithium received proceeds from the sale of common stock of $6,418,856 and stock subscriptions payable of $1,238,000. Additionally, Amerilithium received advances from shareholder of $10,000 and proceeds of notes payable of $290,000. As a result, net cash flows from financing activities were $7,936,856 for the six months ended June 30, 2011.

Results of Operations
---------------------
We are an exploration stage company and have not yet commenced material operations.

For the three months ended June 30, 2011 and 2010, general and administrative expenses increased from $186,527 to $240,976 due to increased operations. Amerilithium paid legal and professional fees of $178,725 and $17,777 for the three months ended June 30, 2011 and 2010. The substantial increase in legal and professional fees was due to the ongoing public offering. Additionally, general and administrative expenses for the three months ended June 30, 2011 consisted of salaries of $34,500, depreciation and amortization of $279, mineral property expenditures of $24,319, marketing and advertising of $6,584, insurance of $5,934, dues and subscriptions of $2,138, tax credit of $(18,360) and other general and administrative expenses of $6,857.

Comparatively, for the three months ended June 30, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $49,500, depreciation and amortization of $279, marketing and advertising of $36,920 and other general and administrative costs of $10,747. The substantial increase between periods was due to increased operations.

For the six months ended June 30, 2011 and 2010, general and administrative expenses increased from $301,113 to $496,804 due to increased operations. Amerilithium paid legal and professional fees of $211,555 and $41,735 for the six months ended June 30, 2011 and 2010. The substantial increase in legal and professional fees was due to the ongoing public offering. Additionally, general and administrative expenses for the three months ended June 30, 2011 consisted of salaries of $69,000, depreciation and amortization of $559, mineral property expenditures of $194,740, marketing and advertising of $7,744, insurance of $9,886, dues and subscriptions of $4,490, tax credit of $(18,360) and other general and administrative expenses of $17,190.

Comparatively, for the six months ended June 30, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $102,500, depreciation and amortization of $329, marketing and advertising of $41,735, insurance of $6,304, dues and subscriptions of $10,750 and other general and administrative costs of $9,414. The substantial increase between periods was due to increased operations.

Plan of Operation
-----------------
Our ability to continue in existence is dependent on our ability to secure additional funding and comment full scale operations.

Going Concern
-------------
At June 30, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced. No amounts have been recorded in the accompanying financial statements for the value of officers' services, as it is not considered material.

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


Item 4.  Controls and Procedures.

During the period ended June 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of June 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 3, 2011, Amerilithium issued 270,000 shares at $0.35 to two advisors per their advisory agreements.

On June 15, 2011, Amerilithium issued 45,000 shares at $0.25 to three advisors as part of their advisory agreements.

All of the above restricted common shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.
          not applicable.

Item 4. (Removed and Reserved)

Item 5. Other Information. not applicable.

Item 6. Exhibits

       Exhibit 31 - Certifications pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
       Exhibit 32 - Certifications pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002
       XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2011

AMERILITHIUM CORP.

By: /s/Matthew Worrall
    ---------------------------
    Matthew Worrall, Principal Executive Officer