Form 10-Q
period 2011-09-30
Amerilithium Corp.
filed 2011-11-18
CIK 1448763

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2011

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  33-155059

Amerilithium Corp.

 (Exact name of registrant as specified in its charter)

Nevada	61-1604254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

871 Coronado Center Dr., Suite 200 Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

(702) 583-7790

 (Registrant's telephone number, including area code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

November 17, 2011:

Common Stock  -  70,724,104

Amerilithium Corp.

FORM 10-Q

For the quarterly period ended June 30, 2011

INDEX

Page

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

4

Item 2.  Management’s Discussion and Analysis of

           Financial Condition and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

24

Item 4. Controls and Procedures

24

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

25

Item 1A. Risk Factors

25

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.  Defaults upon Senior Securities

25

Item 4.  Removed and Reserved

 25

Item 5.  Other Information

25

Item 6.  Exhibits

26

SIGNATURES

        27

AMERILITHIUM CORP.

Formerly Kodiak International Inc.

(An Exploration Stage Enterprise)

Balance Sheet

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$496,491	$230,554
Accounts receivable		-
Inventory		-
Total current assets	496,491	230,554

Fixed Assets
Furniture and Equipment		-
Computer Equipment	6,892	6,892
Leasehold Improvements
Total Fixed Assets	6,892	6,892
Less Accumulated Depreciation	1,725	887
Net Fixed Assets	5,167	6,005

Other Assets
Mining Claims	7,225,000	7,111,000
Other assets	34,313	-
Total Other Assets	7,259,313	7,111,000
Total assets	$7,760,971	$7,347,559

(Continued on next page)

AMERILITHIUM CORP.

Formerly Kodiak International Inc.

(An Exploration Stage Enterprise)

Balance Sheet

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$10,669	$17,303
Accrued taxes	-	18,360
Advances from shareholder	-	-
Notes payable	-	40,000
Total current liabilities	10,669	75,663

Long-term liabilities:
Convertible Debentures	656,640

Total long-term liabilities	656,640	-

Total liabilities	667,309	75,663

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
69,574,104 and 67,277,224 shares issued and outstanding	69,574	67,277
Capital in excess of par value	8,922,577	8,416,094
Stock subscription payable		-
Deficit accumulated during the development stage	(1,898,489)	(1,211,475)
Total stockholders' equity	7,093,662	7,271,896
Total liabilities and stockholders' deficit	$7,760,971	$7,347,559

See accompanying notes to unaudited condensed financial statements.

AMERILITHIUM CORP.

Formerly Kodiak International Inc.

(An Exploration Stage Enterprise)

Statements of Operations

					Cumulative,
					Inception,
	Three Months	Three Months	Nine Months	Nine Months	February 2,
	Ended	Ended	Ended	Ended	2004 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011

Sales	$-	$-	$-	$-	$-

Cost of Sales	-	-	-	-	-

Cost of Sales	-	-	-	-	-

General and administrative expenses:
Salaries	47,000	43,257	116,000	145,757	387,257
Depreciation and Amortization	279	279	838	608	1,724
Mineral Property Expenditures	63,832	27,977	258,571	92,977	350,494
Legal and professional fees	43,740	8,785	255,294	50,519	941,340
Marketing and Advertising	5,158	37,898	12,902	102,979	87,029
Insurance	5,581	5,929	15,467	12,234	33,631
Dues and Subscriptions	2,710	484	7,200	11,234	20,669
Taxes	-	18,360	(18,360)	18,360	725
Other general and administrative	15,852	7,650	33,044	17,064	60,306
Total operating expenses	184,152	150,619	680,956	451,732	1,883,175
(Loss) from operations	(184,152)	(150,619)	(680,956)	(451,732)	(1,883,175)

Other income (expense):
Interest Income					-
Currency losses	(2,531)	(12,067)	(2,531)	(18,329)	(10,762)
Interest (expense)	(3,527)	(25)	(3,527)	(1,025)	(4,552)
(Loss) before taxes	(190,210)	(162,711)	(687,014)	(471,086)	(1,898,489)

(Continued on next page)

AMERILITHIUM CORP.

Formerly Kodiak International Inc.

(An Exploration Stage Enterprise)

Statements of Operations

Provision (credit) for taxes on income	-		-		-
Net (loss)	$(190,210)	$(162,711)	$(687,014)	$(471,086)	$(1,898,489)

Basic earnings (loss) per common share	$(0.0028)	$(0.0027)	$(0.0100)	$(0.0078)

Weighted average number of shares outstanding	68,447,937	60,566,112	68,447,937	60,566,112

**** Prior year weighted shares have been adjusted for 8:1 forward stock split.

See accompanying notes to unaudited condensed financial statements.

AMERILITHIUM CORP.

Formerly Kodiak International Inc.

(An Exploration Stage Enterprise)

Statements of Cash Flows

			Cumulative,
			Inception,
	Nine Months	Nine Months	February 2,
	Ended	Ended	2004 Through
	September 30,	September 30,	September 30,
	2011	2010	2011

Cash flows from operating activities:
Net (loss)	$(687,014)	$(471,086)	$(1,898,489)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	838	608	1,725
Change in current assets and liabilities:
Inventory			-
Deposits			-
Accounts payable and accrued expenses	(24,994)	19,082	10,669
Net cash flows from operating activities	(711,170)	(451,396)	(1,886,095)

Cash flows from investing activities:
Purchase of fixed assets		(6,892)	(6,892)
Purchase of Mining Rights	(114,000)	(7,111,000)	(7,225,000)
Net cash flows from investing activities	(114,000)	(7,117,892)	(7,231,892)

Cash flows from financing activities:
Proceeds from sale of common stock	508,780	7,556,852	8,992,151
Convertible debenture, net of OID	622,327		622,327
Stock subscription payable		300,000	-
Advances from shareholder		(10,000)	-
Proceeds/(Payment) of notes payable	(40,000)	40,000	-

Net cash flows from financing activities	1,091,107	7,886,852	9,614,478
Net cash flows	265,937	317,564	496,491

Cash and equivalents, beginning of period	230,554	591	-
Cash and equivalents, end of period	$496,491	$318,155	$496,491

Supplemental cash flow disclosures:
Cash paid for interest	$(3,527)	$(1,025)	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited condensed financial statements.

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business –Amerilithium Corp formerly Kodiak International Inc., (“We,” or “the Company”) is a Nevada corporation incorporated on February 2, 2004.  The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2010 amounts have been made to conform to current presentations.

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

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from five to thirty-nine years.

Mineral Property Acquisition and Exploration Costs – The company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves.  Per Note 7, the Company has expanded $7,225,000 in acquisition of mining rights.

Fair value of financial instruments and derivative financial instruments – We have adopted Accounting Standards Codification regarding Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments. The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

Note 2 - Uncertainty, going concern:

At September 30, 2011, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

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

Note 4 – Cumulative sales of stock:

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

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

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

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

During September 2010, the Company issued 65,000 shares of stock to four advisors at a price of $0.32 per share.  The amount will be granted every three months and priced at the current market price.  These shares are restricted.

During September 2010, the Company issued 300,000 shares of stock at $0.32 per share, per the finder’s fee agreement on its Paymaster Master Claim, Nevada.

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

On September 21, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 300,000 shares at $0.124 and reduced the note payable by $37,200.

On September 29, 2011, the Company issued 65,000 shares at $0.18 to four advisors as part of their advisory agreements.

On September 29, 2011, the Company issued 200,000 shares at $0.18 as part of the purchase agreement for Clayton Deep extension.

On September 29, 2011, the Company issued 400,000 shares at $0.18 as part of the purchase agreement for Jackson Wash.

On September 29, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 200,000 shares at $0.12 and reduced the note payable by $24,000.

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

Note 5 – Employment and Consulting Agreements

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

Note 6 – Financing Agreement

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd.  The Company will sell up to $10,000,000 of its common stock.  The Common Stock will also have an attached warrant to purchase future shares for $1.60.

As of March 31, 2011, the Company has drawn $1,400,000 and has issued 1,970,771 shares to Sunrise Energy Investment.

Note 7 – Mining Rights

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

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

On April 26, 2010 the Company entered into an agreement to purchase 100% of the mining rights of the “Property” located in the State of Nevada.  The “Property” includes Clayton Deep which is comprised of 5,280 acres and Full Monty which is comprised of 5,760 acres.  The purchase consists of cash and restricted common shares.

On September 23, 2011, the Company entered into an agreement to purchase 100% of the mining rights of the “Property” located in the State of Nevada.  The Property includes Jackson Wash which is comprised of 2,450 acres.  The purchase price consists of restricted common stock.

On September 23, 2011, the Company entered into an agreement to purchase 100% of the mining rights of the “Property” located in the State of Nevada.  The “Property” includes an extension of the Clayton Deep property which increases the claim by 1,360 acres.  The purchase consists of cash and restricted common shares

Note 8 – Notes Payable:

The Company has notes payable for the purchase of mining rights.  These amounts are all payable within one year and carry no rate of interest.  The balance of this note was paid off in July 2011..

The Company has a note payable with one of its shareholders.  The note is due on February 1, 2012 and carries and interest rate of 8%.  The note also has an option to convert to common stock at a price of $0.05 per share.  On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 – Convertible Debentures:

On June 29, 2011, The Company entered into a Note Purchase Agreement with JMJ Financial in which the Company issued to JMJ Financial convertible promissory notes in the amount of $1,850,000.  These notes are convertible into shares of the Company’s common stock based on 80% of the lowest trade price in the 25 days pervious to the conversion.  The Notes have a maturity of three years and each bear an 8% one-time original issue discount interest charge, payable on issuance.  As of September 30, 2011 the Company has issued and received $717,840 less the original issue interest charge of $37,840.

In September 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 500,000 shares of stock and reduced their note payable by $61,200.

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

Note 10 – Placement Agent

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

Note 11 – Subsequent Events:

On October 11, 2011, JMJ Financial converted an amount on their convertible debentures.  The Company issued 400,000 shares of common stock.

On November 8, 2011, The Company issued 250,000 shares of stock as part of the consultancy agreement.  The amount is granted every six months at its current trading price.  These shares are restricted.

Note 12 - New accounting pronouncements:

Recent Accounting Pronouncements

In May 2008, the Accounting Standards Codification issued 944.20.15, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944.20.05”.  Accounting Standards Codification 944.20.15 clarifies how Accounting Standards Codification 944.20.05 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944.20.15 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

In March 2008, the Accounting Standards Codification issued 815.10.15, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Accounting Standards Codification 815.10.05.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815.10.15 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815.10.15, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.10.65.  This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805.10.10 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.10.05.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of ASC 810 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

AMERILITHIUM CORP

Formerly Kodiak International, Inc.

(A exploration stage enterprise)

Notes to Financial Statements

September 30, 2011

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Trends and Uncertainties

Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date.  The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Investing Activities

For the nine months ended September 30, 2011, Amerilithium purchased mining rights for $114,000 resulting in net cash flows from investing activities of $114,000.

For the ninw months ended September 30, 2010, Amerilithium purchased fixed assets of $6,892 and mining rights of $7,111,000.  As a result, net cash flows from investing activities for the nine months ended September 30, 2011 were $7,117,892.

Financing Activities

For the nine months ended September 30, 2011, Amerilithium received proceeds from the sale of common stock of $508,780, a convertible debenture, net of OID stock subscription payable of $622,327 and payments of notes payable of $40,000 resulting in net cash flows from financing activities of $1,091,107.

For the nine months ended September 30, 2010, Amerilithium received proceeds from the sale of common stock of $7,556,852 and stock subscriptions payable of $300,000.  Additionally, Amerilithium received advances from shareholder of $10,000 and proceeds of notes payable of $40,000.  As a result, net cash flows from financing activities were $7,886,852 for the nine months ended September 30, 2011.

Results of Operations

We are an exploration stage company and have not yet commenced material operations.

For the three months ended September 30, 2011 and 2010, general and administrative expenses increased from $150,619 to $184,152 due to increased operations.  Amerilithium paid legal and professional fees of $43,740 and $8,785 for the three months ended September 30, 2011 and 2010.  The substantial increase in legal and professional fees was due to the ongoing public offering.  Additionally, general and administrative expenses for the three months ended September 30, 2011 consisted of salaries of $47,000, depreciation and amortization of $279, mineral property expenditures of $63,832, marketing and advertising of $5,158, insurance of $5,581, dues and subscriptions of $2.710) and other general and administrative expenses of $15,852.

Comparatively, for the three months ended September 30, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $43,257, depreciation and amortization of $279, marketing and advertising of $37,898, insurance of $5,929, dues and subscriptions of $484, taxes of $18,360 and other general and administrative costs of $7,650.  The substantial increase between periods was due to increased operations.

For the nine months ended September 30, 2011 and 2010, general and administrative expenses increased from $451,732 to $680,956 due to increased operations.  Amerilithium paid legal and professional fees of $255,294 and $50,519 for the nine months ended September 30, 2011 and 2010.  The substantial increase in legal and professional fees was due to the ongoing public offering.  Additionally, general and administrative expenses for the nine months ended September 30, 2011 consisted of salaries of $116,000, depreciation and amortization of $838, mineral property expenditures of $258,571, marketing and advertising of $12,902, insurance of $15,467, dues and subscriptions of $7,200, tax credit of $(18,360) and other general and administrative expenses of $33,044.

Comparatively, for the nine months ended September 30, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $145,757, depreciation and amortization of $608, marketing and advertising of $102,979, insurance of $12,234, dues and subscriptions of $11,234 and other general and administrative costs of $33,044.  The substantial increase between periods was due to increased operations.

Plan of Operation

Our ability to continue in existence is dependent on our ability to secure additional funding and commence full scale operations.

Going Concern

At September 30, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recent Accounting Pronouncements

In May 2008, the Accounting Standards Codification issued 944.20.15, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of Accounting Standards Codification 944.20.05”.  Accounting Standards Codification 944.20.15 clarifies how Accounting

Standards Codification 944.20.05 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts.

Accounting Standards Codification 944.20.15 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. Accounting Standards Codification 944.20.15 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Accounting Standards Codification issued 815.10.15, Disclosures about Derivative Instruments and Hedging Activities—an amendment of Accounting Standards Codification 815.10.05.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under 815.10.15 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of Accounting Standards Codification 815.10.15, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification 815.10.65, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.10.65.  This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity.

This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Accounting Standards Codification 805.10.10 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification, issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.10.05.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the Accounting Standards Codification issued Accounting Standards Codification 820.10.05, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company adopted this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

During the period ended September 30, 2011, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011.  Based on this evaluation, our chief executive officer and chief principal financial officers have concluded such controls and procedures to be effective as of September 30, 2011 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings. not applicable.

Item 1A. Risk Factors.  not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2011, JMJ Financial converted part of their convertible debenture.  Ameriithium issued 300,000 shares at $0.124 and reduced the note payable by $37,200.

On September 29, 2011, Amerilithium issued 65,000 shares at $0.18 to four advisors as part of their advisory agreements.

On September 29, 2011, Amerilithium issued 200,000 shares at $0.18 as part of the purchase agreement for Clayton Deep extension.

On September 29, 2011, Amerilithium issued 400,000 shares at $0.18 as part of the purchase agreement for Jackson Wash.

On September 29, 2011, JMJ Financial converted part of their convertible debenture.  Amerilithium issued 200,000 shares at $0.12 and reduced the note payable by $24,000.

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

Dated: November 17, 2011

AMERILITHIUM CORP.

By: /s/Matthew Worrall

Matthew Worrall

Chief Executive Officer

Chief Financial Officer