Form 10-K
period 2011-12-31
Amerilithium Corp.
filed 2012-04-04
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-155059

AMERILITHIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-16014254
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

871 Coronado Center Dr., Suite 200 Henderson, NV 89052
(Address of principal executive offices)

(702) 583-7790
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $10,244,830.26.  As of April 4, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 82,498,529.

PART I

Item 1. Business.

Corporate History

We are a mineral exploration company.  We intend to pursue an exploration program to continue the exploration and development of the mineral claims described below with a view to establish sufficient mineral-bearing reserves.

We have not earned any revenues to date.  We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties.  We are presently in the exploration stage of our business and we can provide no assurance that commercially viable mineral deposits exist on our mineral claims or that we will discover commercially exploitable levels of mineral resources on our properties, or if such deposits are discovered, that we will enter into further substantial exploration programs.  Further exploration is required before a final evaluation as to the economic and legal feasibility is required to determine whether our mineral claims possess commercially exploitable mineral deposits.

On February 18, 2010, our articles of incorporation were amended to change the name of the corporation from Kodiak International, Inc. to Amerilithium Corp. and to increase the authorized common shares to 150,000,000.

Clayton Deep & Full Monty Acquisition

On April 26, 2010, we entered into a property purchase agreement with Nevada Alaska Mining Company, Inc., Robert Craig, Barbara Anne Craig and Elizabeth Dickman.  The properties include Clayton Deep, which is comprised of 5,280 acres and Full Monty, which is comprised of 5,280 acres. Pursuant to the agreement, the sellers sold a 100% interest in certain mining claims located in the State of Nevada.

In consideration of the purchase, we paid a total of $125,000 and issued 400,000 common shares.  Additionally, we granted a 2% Net Smelter Royalty (“NSR”) to the sellers, whereby 1% of the NSR is subject to buyback at any time by the Company for $500,000.

Clayton Deep and Full Monty properties have been physically examined by a Registered Civil Engineer.  Both Clayton Deep and Full Monty were visited by our chief executive officer and chief geologist during the periods from June 17, 2010 to June 20, 2010, August 14, 2011 to August 16, 2011 and November 13, 2011 to November 16, 2011.

On July 27, 2011, we entered into a geophysical service agreement with Magee Geophysical Services LLC Contractor. Magee agreed to conduct a gravity survey over Clayton Deep during the approximate period of August 2011. The gravity survey is expected to take a maximum of eight chargeable days including mobilization and demobilization. The gravity surveys on both Clayton Deep and Full Monty were completed during the months of August 2011 and September 2011.

On September 23, 2011, we entered into a property purchase agreement with Nevada Alaska Mining Company, Inc., Robert Craig, Barbara Anne Craig and Elizabeth Dickman.  The property is an extension to Clayton Deep, which is comprised of 1,360 acres.  Pursuant to the agreement, the sellers sold a 100% interest in certain mining claims located in the State of Nevada.

Pursuant to the terms of the purchase agreement, the Company agreed to: (i) issue an aggregate of 200,000 shares of the Company’s common stock to the sellers; (ii) pay a cash price of $6,000; (iii) grant a 2% Net Smelter Royalty (NSR) to the sellers whereby 1% of the NSR is subject to buyback at any time by the Company for $500,000.

On October 26, 2011, the registrant entered into a geophysical services agreement with Zonge International, Inc. to conduct a CSMAT survey relating to the registrant’s Clayton Deep and Full Monty Properties, Nevada, USA.  These surveys were completed during the months of November 2011, and December 2011.

Clayton Deep covers a total area of 6,640 acres (10.375 square miles) in the southern part of Clayton Valley, Esmeralda County, Nevada, USA.  The following is a small-scale map showing the location and access to our Clayton Deep property:

R 37E
R 38E
R 39E
R 40E
Red Mtn
Coyote Spring
Coyote Hole
Vanderbilt Peak
Silverpeak
Flat Spring
Goat Island
Alcatraz Island
2S 37E
2S 38E
2S 39E
2S 40E
P E A K
Mohawk Mine
Blind Spring
Nivloc Mine
Cottonwood Springs
Sheep Mtn
T 2S
T 3S
C L A Y T O N
Sand Dunes
3S 37E
3S 38E
3S 39E
3S 40E
71 70 69 68 67 66 65 64 63 62 61 60 59
72 73 74 75 58 5 4 3 2 1 29 28 27 26
79 78 77 76 6 7 8 9 10 11 12 30 31 32
80 81 82 19 18 17 16 15 14 13 35 34 33
83 57 20 21 22 23 24 25 36 37 38
47 46 45 44 43 42 41 40 39
48 49 50 51 52 53 54 55 56
Cone Spring
Lower Cowcamp Spring
Big Spring
Uppr Cowcamp Spring
T 4S
R A N G E
Wolf Canyon
Lida Wash
4S 37E
4S 38E
4S 39E
4S 40E
T 5S
5 370E
5S 37E
5S 38E
5S 39E
5S 40E
5S 37EA
McNamara Mine

Nevada
95
6
Tonopah
Silverpeak
Clayton Deep Claim
395
California
Not to Scale

N
Miles
0
1
2
4

**Legend**

- Clayton Deep Claim No.
- Sections
- Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILiTHIUM
POWER FOR AMERICA'S FUTURE

# Clayton Deep Claim Block
October 2011

FORSGREN Associates Inc.

The project consists of 83 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.  The initial 66 claims were fully recorded April 30, 2010 with the US Bureau of Land Management, Reno, Nevada. Named CD1 thru CD66, and assigned the Serial Numbers NMC 1022861-1022926.  The additional 17 claims were recorded September 7, 2011, with the US Bureau of Land Management, Reno, Nevada. Named CD67 thru CD83, and assigned the Serial Numbers NMC 1053833-1053849.

In accordance with USA mining regulations, the Clayton Deep unpatented federal placer mining claims are in good standing until September 1, 2012.  Thereafter, a maintenance fee, currently of $11,620 must be paid annually by

September 1st along with a “Notice of Intent to Hold.”  The fees for 2011 until 2012 have been paid in full. We are responsible for meeting the conditions above.

Full Monty covers a total area of 5,280 acres (8.25 square miles) in Nye County, Nevada, USA.  The claims are approximately 25 miles north of Clayton Valley, Esmeralda County, Nevada, USA.  The project consists of 66 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.  The claims were fully recorded April 30, 2010 with the US Bureau of Land Management, Reno, Nevada.  Named FM1 thru FM66, and assigned the Serial Numbers NMC 1022927-1022992. The following is a small-scale map showing the location and access to our Full Monty property:

7N 39E
7N 40E
R 40E
R 41E
7N 41E
R 41E
R 42E
7N 42E
7N 43E
6N 39E
6N 40E
6N 41E
6N 42E
6N 43E
SMOKY VALLEY
Peavine Creek
T 6N
T 5N
ROYSTON HILLS
USMM Big Smoky
San Antonio Mine
5N 39E
5N 40E
5N 41E
5N 42E
5N 43E
SAN ANTONIO
Crossman Dunes
T 5N
T 4N
Lime Mountain
Rays
Rhyolite Peak
4N 39E
4N 40E
4N 41E
4N 42E
4N 43E
Montezuma Wells
Black Mtn
T 4N
T 3N
3N 39E
3N 40E
R 40E
R 41E
3N 41E
R 41E
R 42E
3N 42E
3N 43E

N
Miles
0
1
2
4

95
Full Monty Claim
Nevada
6
Tonopah
6
395
95
California
Not to Scale

Legend

- Full Monty Claim No.
- Sections
- Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

Full Monty
Claim Block
February 2012

FORSGREN Associates Inc.

In accordance with USA mining regulations, the Full Monty unpatented federal placer mining claims are in good standing until September 1, 2012.  Thereafter, a maintenance fee, currently $9,240 must be paid annually by

September 1st along with a “Notice of Intent to Hold.”  The fees for 2011 until 2012 have been paid in full.  We are responsible for meeting the conditions above.

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

Clayton Deep and Full Monty Claims provide surface access and mineral rights, with the exception of claims FM 19, 35-39, 51-53 and 58-59, which we currently hold only mineral rights.

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

To date we have completed the following work on the Clayton Deep property:

•

Geophysics - Gravity Survey; and

•

Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics).

To date we have completed the following work on the Full Monty property:

•

Geophysics - Gravity Survey; and

•

Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics).

We are currently in the process of developing a drilling program for both Clayton Deep and Full Monty Assets.  From the results and recommendations outlined in the CSAMT reports for both Clayton Deep and Full Monty, we have a preliminary cost in the region of $400,000 USD.

Water and grid-supplied electricity are available either on site or in close proximity.  This property is currently without known reserves and the proposed property is exploratory in nature.

Jackson Wash Acquisition

On September 23, 2011, we entered into a property purchase agreement with Robert Craig and Barbara Anne Craig. Jackson Wash is comprised of 2,450 acres, 65 unpatented federal placer mining claims.  Pursuant to the agreement, the sellers sold a 100% interest in certain mining claims located in the State of Nevada.

In consideration of the purchase, we issued 400,000 common shares.  Additionally, we granted a 2% Net Smelter Royalty (“NSR”) to the sellers, whereby 1% of the NSR is subject to buyback at any time by the Company for $500,000.

Jackson Wash has been physically examined by a Registered Civil Engineer.  The property has visited by our chief executive officer and chief geologist during the periods August 14, 2011 to August 16, 2011 and November 13, 2011 to November 16, 2011.

On October 11, 2011, we extended a geophysical service agreement with Magee Geophysical Services LLC Contractor.  Magee agreed to conduct a gravity survey over Jackson Wash during the approximate period of October 2011.  The gravity survey is expected to take a maximum of eight chargeable days including mobilization and demobilization.  The gravity survey on Jackson Wash was completed during the month of October 2011.

On December 4, 2011, the registrant extended a geophysical services agreement with Zonge International, Inc.  To conduct a CSMAT survey relating to the registrant’s Jackson Wash Property, Nevada, USA.  The survey was completed during the month of December 2011.

Jackson Wash covers an approximate area of 2,450 acres (3.83 square miles) in, Esmeralda County, Nevada, USA.

The following is a small-scale map showing the location and access to our Jackson Wash property:

R 40.5E
R 41E
R 41E
R 42E
R 42E
R 43E
MONTEZUMA
GOLDFIELD
3S 40 1/2E
3S 41E
3S 42E
T 3S
T 4S
T 3S
T 4S
4S 40 1/2E
4S 41E
4S 42E
Jackson Wash
T 4S
T 5S
T 4S
T 5S
5S 41E
5S 41 1/2E
5 420E
5S 42E
Water Tank
Water Tank
WT
AQUEDUCT
Cuprite Hills
R 41E
R 41.5E
R 41.5E
R 42E
4WD
Mine

95
Nevada
6
6
Tonopah
Jackon Wash
Claim
95
395
California
Not to Scale

N

0 0.75 1.5 3 Miles

## Legend

- Jackson Wash Claims
- Sections
- Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

# Jackson Wash Claim Block October 2011

FORSGREN Associates Inc.

The project consists of 65 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.

The 65 claims were recorded September 1, 2011, with the US Bureau of Land Management, Reno, Nevada.  Named JAC1 thru 56, 62 thru 64, 70 thru 72, and 78 thru 80.

In accordance with USA mining regulations, the Jackson Wash unpatented federal placer mining claims are in good standing until September 1, 2012.  Thereafter, a maintenance fee, currently of $9,100 must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2011 until 2012 have been paid in full.  We are responsible for meeting the conditions above.

Rock formations and mineralization

The Jackson Wash Basin area’s geology is characterized by rocks and sediments typical of Basin and Range terrain.  The surface of Jackson Wash Basin is composed of Quaternary alluvial deposits derived from rocks in the surround ranges by erosion and mass wasting.

The Montezuma Range to the north and west, the Goldfield Hills on the east, and Mount Jackson Ridge to the south, are composed of Paleozoic sedimentary rocks, Tertiary volcanic deposits, and intrusive bodies.  Jackson Wash flows through the middle of the property and drains a large section of the southeastern slopes of the Montezuma Range.

A large scale US Geological Survey (USGS) gravity survey found a distinct gravity low (-205 milligals) in the center of the Jackson Wash Basin. This gravity low is probably filled by a thick sequence of sediments that accumulated over about the past 20 million years during the erosion of the surrounding volcanic mountain ranges and the tectonic events that resulted in the formation of the closed basins characteristic of the Great Basin.

Sources of lithium in the basin could be certain lithium-rich lithologic units within a sedimentary sequence similar to nearby Clayton Valley, as described by Kunasz.  The source of this lithium could be, as suggested by Price, et al, the devitrification of rhyolitic vitrophyres of the adjacent Montezuma Range, which are some of the most lithium-rich rocks in the world.

Deposition of lithium into Jackson Wash Basin may have been the result of direct mass wasting of these volcanic rocks into the valley, or by dissolution and transport of lithium by surface and groundwater, or some combination of these processes.  The Jackson Wash Basin gravity anomaly is likely associated with the Basin and Range structure that developed during the formation of the Silver Peak Range-Montezuma Range complex within the Walker Lane deformation belt.4 Albers and Stewart6 also suggested that the Jackson Wash valley contained one or more large north-trending fault structures.

These inferred structures may be buried Basin and Range faults. Bedrock in the surrounding ridges and mountain ranges reveal evidence of thrust faults, high-angle strike slip faults, and high-angle dip slip faults.6 Many of these fractures are largely or entirely concealed by the post-fault sedimentary formations of Jackson Wash Basin.  To date we have completed the following work on the Jackson Wash property:

•

Geophysics - Gravity Survey; and

•

Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics).

We are currently in the process of developing a drilling program for our Jackson Wash property. From the results and recommendations outlined in the CSAMT reports, we have a preliminary cost in the region of $250,000 USD.

Water and grid-supplied electricity are available either on site or in close proximity.  This property is currently without known reserves and the proposed property is exploratory in nature.

Power Mining Ventures Asset Purchase Agreements

On March 1, 2010, we entered into an asset purchase agreement with Power Mining Ventures, Inc. Pursuant to the agreement, Power Mining sold a 100% net revenue interest in certain mineral lease interests for the exploration of minerals in the Athena Lithium Brine Project located in Alberta, Canada. Additionally, Power Mining pledged a 2% Net Smelter Return Royalty on the property to a third party, 1% of which can be purchased for $1,000,000. The NSR will be payable upon commencement of commercial production, at which time a more formal agreement concerning NSR will be entered into.  We issued 300,000 pre 8:1 forward split restricted common shares for the lease interests.

The following is a small-scale map showing the location and access to the Athena Lithium Brine Project:

AmeriLithium Property
400000
450000
500000
6300000
6250000
6200000
6150000
N
S
E
W
Manning
Dixonville
Leduc Fm. >75 mg/L
Leduc Fm. >75 mg/L
Hines Creek
Peace River
St. Isidore
Grimshaw
Berwyn
Brownvale
Whitelaw
Fairview
Bluesky
Nampa
Leduc Fm. 100 mg/L
Tangent
Leduc Fm. >75 mg/L
Spirit River
Rycroft
Girouxville
Falher
Donnelly
McLennan
Guy
High Prairie
Legend
Lithium in Formation Waters
Population Centres
City
Town/village
Hamlet/locality
Roads
Primary Highway
Secondary Highway
Land Holdings
AmeriLithium Permits
877384 AB Ltd./Zimtu Capital Corp.
First Lithium Resources Inc.
Other Permits
Other Leases
Protected Areas
Crown Reservations
Lithium Bearing Formation Waters
Kilometres
0
20
40
60
1:750,000
Coordinate System: UTM NAD83, Zone 11N
* Data from "Resource Estimates of Industrial Minerals in Alberta Formation Waters" (Bachu, S. et al., 1995) and "Industrial Mineral Potential of Alberta Formation Waters" (Hitchson, B. et al., 1995)
Dahrouge Geological Consulting Ltd.
Edmonton, Alberta
WEST-CENTRAL ALBERTA
AMERILITHIUM
Lithium Brine Project
JK
2010.03

The project covers a total area of 269,353.04 Hectares in Alberta, Canada encompassing Nampa, Berwyn, Grimshaw and Peace River.  The project consists of 33 Metallic and Industrial Minerals permits, which were granted, with a commencement date of January 13, 2010.

Permit numbers are sequential from and including No: 9310010413 through and including No: 9310010445 and were granted by the Coal and Mineral Development Unit of the Department of Energy.

A permit grants the exclusive right to explore for Alberta-owned metallic and industrial minerals in a specified location. Other jurisdictions in Canada use the term “mineral claim” for this type of agreement. A permit can be held for up to 14 years, and is not renewable.  While there is no annual rent, permit holders are required to conduct exploration work and must report on the work every two years.

The costs to maintain the permits are as follows:

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

(f)

during the 6th assessment work period, not less in the aggregate than an amount equal to $15 for each hectare in the location; and

(g)

during the 7th assessment work period, not less in the aggregate than an amount equal to $15 for each hectare in the location.

We are responsible for meeting the conditions.  During this period the holder of the permit may apply for a metallic and industrial minerals lease.  A lease grants the exclusive right to develop and mine Alberta-owned metallic and industrial minerals in a specified location.  The term of a lease is 15 years, and it may be renewed.  Annual rent must be paid. Royalties must be paid if any mineral production takes place on the lease.

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

Rock formations and mineralization

The large block of permits that comprise the Company’s Alberta holdings covers much of the Devonian-age sedimentary rocks that surround the large structural feature that is the Peace River Arch in northwestern Alberta.  Continental brines and evaporates as well as brines associated with oil and gas pools occur in carbonate rocks of theLeduc Formation of the Woodbend Group and in the carbonate and evaporate deposits of the Devonian Beaverhill Lake Group.  Formation waters in the rocks contain anomalous concentrations of lithium and other alkali metals.

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

Our Alberta, Canada, property is highly prospective for economic deposits of lithium and other metals.  Formation water samples from producing wells in the Peace River Arch area contain anomalous concentrations of lithium as reported by the Alberta Geological Survey (2010) and the Alberta Research Council (1995).  Oilfield and continental brines in the area contain anomalous lithium concentrations.

Evaporite deposits similar to those from which lithium is currently produced in Clayton Valley, Nevada have also been identified within the boundaries of the registrant’s permit holdings.

Our Alberta, Canada, property represents approximately 269,353.04 Hectares overlying a potential extension of the Leduc Formation and Beaverhill Lake Group strata/Swan Hills Formation.  These two formations were identified by the Alberta Geological Survey (AGS) as containing formation waters containing potentially economic amounts of lithium.

The AGS recommended further analysis of the formation waters for lithium, stating that the lithium contents are similar to those of the only US-based lithium plant in Clayton Valley, Nevada.

The AGS singled out formation waters containing high concentrations of dissolved lithium where rock porosity and permeability would allow production.

In the Leduc Formation, reef thicknesses exceed 980 feet in places (based on 88 existing wells and 3,768 core analyses), while the carbonate platform in the Beaverhill varies in thickness from over 490 feet in the south to roughly 160 feet in the northwest (based on 183 existing wells and 18,256 core analyses).(2)

AGS findings on both formations show concentrations exceeding 100 mg/l with a maximum concentration of 130 mg/l occurring in the Beaverhill Lake formation.

This property has currently not been physically examined in the field by a professional geologist or mining engineer.  The Alberta claim has not been visited by either the registrant’s chief geologist or chief executive officer.

On March 22, 2010, we entered into an asset purchase agreement with Power Mining Ventures, Inc.  Pursuant to the agreement, Power Mining sold a 100% net revenue interest in certain mineral lease interests for the exploration of minerals in three lithium brine projects located in southwestern Australia. Additionally, Power Mining pledged a 2% Net Smelter Return Royalty on the property to a third party.  1% of which can be purchased for $1,000,000. The NSR will be payable upon commencement of commercial production, at which time a more formal agreement concerning NSR will be entered into.  We issued 2,400,000 restricted common shares for the lease interests.

Bare Rocks, Hoffman Hills & Normans Lake Projects cover an area of approximately 43,000 Acres (67 square miles) in Western Australia, lose to the town of Wagin, Australia. The projects total 55 graticule blocks.

The following is a small-scale map showing the location and access to Bare Rocks, Hoffman Hills and Normans Lake:

WILLIAMS KONDININ ROAD
KULIN LAKE GRACE ROAD
REIDS ROAD
WICKEPIN HARRISMITH ROAD
Narrogin
DUMBLEYUNG LAKE GRACE ROAD
FENCE ROAD
ALBANY HIGHWAY
Wagin
ARTHUR ROAD
ALBANY HIGHWAY
GREAT SOUTHERN HIGHWAY
Dumbleyung Lake
DATATINE ROAD
ROBINSON ROAD
KATANNING NYABING ROAD
Katanning
KOJONUP KATANNING ROAD
COLLIE CHANGERUP ROAD
Kojonup
BROOMEHILL GNOWANGERUP ROAD
CHESTER PASS ROAD

Australia
See Enlargement
Not to Scale

Legend

- E70/3704
- E70/3703
- E70/3702

N
0 3 6 12 18 24
Miles

AMERILiTHIUM
POWER FOR AMERICA'S FUTURE

Australian Claims
State of Western Australia
E70/3702, E70/3703, & E70/3704
July 2011

FORSGREN Associates Inc

Bare Rocks and Hoffman Hills Exploration licenses’ are valid until April 18, 2016, and have a yearly rental of $1,816.00 & $1,702.50 AUD, due on April 18, every year.  These licenses have a combined annual commitment of $40,000.00 AUD.

Normans Lake Project Exploration license is valid until May 24, 2016 and has a yearly rental of $2,724.00 AUD, due on the May 24, every year.  This license has an annual commitment of $24,000.00 AUD.

We currently hold exploration licenses.  The holder of an exploration license may in accordance with the license conditions, extract or disturb up to 1,000 tonnes of material from the ground, including overburden, and the minister may approve extraction of larger tonnages.

In order to mine economic quantities of lithium, we must obtain a mining lease.  The lessee of a mining lease may work and mine the land, take and remove minerals and do all things necessary to effectually carry out mining operations in, on or under the land, subject to conditions of title.  The term of a mining lease is 21 years and may be renewed for further terms. Section 67(1) of the Mining Act gives the holder of an exploration tenement an automatic right to apply for, and have granted, a mining lease, or mining leases, within the area of that exploration tenement.  We are responsible for meeting the conditions.

Bare Rocks, Hoffman Hills & Normans Lake Projects are located in Western Australia, close to the town of Wagin, Australia. Wagin is accessible by state route 120 and 107, and is approximately 165 miles from Perth by road.

Rock formations and mineralization

Our projects are situated within the South West Mineral Field of Western Australia.  This region includes the Wagin-Dumbleyung salt lake system which has been shown to occur at the western confluence of a very extensive surface drainage catchment area.  The catchment drains an area of extensive Archaean granite of the Yilgarn Craton where the lithium may have originated from dissolution of lithium-bearing minerals occurring in trace amounts in the granitic bedrock.  The three separate properties - Bear Rock, Hoffmans Hill, and Norman’s Lake - within the Wagin-Dumbleyung system exhibit similar characteristics and anomalous lithium concentrations.

To date, we have not completed any work or exploration on the property.  No exploration costs have been incurred to date.  Water and Grid-supplied electricity are available on or in close proximity to the property.

This property is currently without known reserves and the proposed program is exploratory in nature.

This property has currently not been physically examined in the field by a professional geologist or mining engineer.  Bare Rocks, Hoffman Hills & Normans Lake Projects have not been visited by the registrant’s chief executive officer at this time.

Neither we nor a professional geologist or mining engineer represented by us have visited the Australia or Alberta properties covered by the mineral leases described above.  There can be no assurance that the lease interests purchased pursuant to the asset purchase agreements are as represented nor that the properties will result in significant revenues.

GeoXplor Corporation

On March 12, 2010, we entered into an Asset Purchase Agreement with GeoXplor Corporation. GeoXplor has a 100% interest in and to approximately 81 claims comprising nearly 6,000 acres in the immediate Clayton Valley area, nearby the Chemetall Foot lithium brine plant at Silver Peak, Nevada.

Pursuant to the Asset Purchase Agreement, we agreed to purchase all of GeoXplor’s rights, title and interest, if any, in and to the property described above.  The total purchase price was $1,678,000. We will provide a work commitment for the property of up to USD $1,000,000 over three years as follows:

•

USD $150,000 within one year of the closing of this definitive Agreement;

•

USD $250,000 within two years of the closing of this definitive Agreement; and

•

USD $600,000 within three years of the closing of this definitive Agreement.

We will grant GeoXplor 750,000 post-split shares of the Company as follows:

•

250,000 shares at closing of this definitive Agreement;

•

250,000 shares within six months of the closing of this definitive Agreement; and

•

250,000 shares within twelve months of the closing of this definitive Agreement.

It is also recognized that these shares may be issued in its entirety to an escrow agent upon closing, and that the shares would be released in three equal amounts at six months, twelve months and eighteen months of the closing of this definitive Agreement, respectively.

GeoXplor will retain a 3% Net Smelter Returns Royalty on the property as defined in Schedule B.  The registrant is hereby granted an option to purchase up to a total of 2% of NSR by paying GeoXplor USD $1,000,000 for each 1% (1/3) at anytime.  GeoXplor shall be named Operator, to perform and conduct all necessary exploration on the property to industry standards.  The Company amended the agreement on March 21, 2012, to forego the original two-year deadline in exchange for issuing to GeoXplor shares of the Company’s common stock valued at $13,500.  No other terms or deadlines contained in the agreement have been amended.

Paymaster

Paymaster covers a total area of 5,880 acres (9.19 square miles). Situated within the Paymaster Canyon, located north of the Clayton Valley playa and east of Alkali Flats playa. Clayton Valley, Esmeralda County, Nevada, USA.  The project consists of 78 unpatented federal placer claims, granted by the United States Department of the Interior, Bureau of Land Management.  The claims were fully recorded with the US Bureau of Land Management. Named PM13 thru PM90, and assigned the Serial Numbers NMC 1018759-1018836.

In accordance with USA mining regulations, the Paymaster unpatented placer mining claims are in good standing until September 1, 2012. Thereafter, a maintenance fee of $140 per claim must be paid annually by September 1st along with a “Notice of Intent to Hold.” The fees for 2011 until 2012 have been paid in full.  We are responsible for meeting the conditions above.

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

To date we have completed the following work on the property:

•

Geophysics - Gravity Survey;

•

Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics); and

•

Drilling - Initial 3 Holes of the 8 Hole drilling program.

		Paymaster Canyon
Geophysics - Gravity	$65,000	Paid
Geophysics - CSAMT/MT	90,000	Paid
Phase Ia Drilling (3 holes)	165,042	Paid
Phase Ib Drilling (5 holes)	375,000
Analytical - 1	31,000
Mapping - 2	50,000
Borehole Geophysics - 3	75,000
Preliminary Engineering - 4	100,000
Metallurgical testing - 5	25,000
Total	$976,042
Estimated Remaining	$656,000

Notes:

1. geologic formation and water sample analysis by Method 6010b

2. mapping - GIS base map, exploration data overlays, topo contour mapping, isopach maps, groundwater maps, etc.

3. borehole geophysics - EM resistivity, gamma, etc.

4. process engineering, preliminary plant design parameter definition, design testing protocols, etc.

5. metallurgical testing for process definition and preliminary plant design considerations, etc.

Water and Grid-supplied electricity are available within the Clayton Valley.  This property is currently without known reserves and the proposed program is exploratory in nature.  The following is a small-scale map showing the location and access to the Paymaster property.

R 39E
R 40E
R 41E
2N 40E
1N 39E
1N 40E
1N 41E
1S 40E
1S 40 1/2E
1S 41E
T 1N
T 1S
R 40E
R 40.5E
General Thomas Mine
General Thomas Hills
Paymaster Mine
Paymaster Ridge
Mount Diablo
Alkali Lake
Well
Pearl Hot Springs
Twin Springs
90
89
88
85
86
82
84
83
87
78
79
80
81
77
76
75
74
71
72
73
70
69
68
15
14
13
16
17
19
18
23
22
21
20
24
25
26
27
31
30
29
28
32
33
34
35
38
37
36
39
40
41
43
42
44
45
46
47
48
49
52
51
50
54
53
56
55
62
61
60
59
58
57
63
64
65
66
67

Nevada
95
6
Paymaster Claim
Tonopah
6
Silverpeak
95
395
California
Not to Scale

N
Miles
0
0.5
1
2

Legend

Paymaster Claim No.

Sections

Townships

Mapping per North American Datum 1983
and United States Public Land Survey System
Locations of PM 27, PM 28, and PM 35 are estimated

AMERILiTHIUM
POWER FOR AMERICA'S FUTURE

Paymaster Claim Block July 2011

FORSGREN Associates Inc

The Paymaster Canyon project area lies within a group of intermountain basin and range structures in west central Nevada and is surrounded by the Paymaster Ridge on the east, the Weepah Hills to the west, and Clayton Valley and the Silver Peak Range to the south.  It has a playa floor of about ten square miles that receives surface drainage from an area of about fifty square miles.

The geology of the Paymaster claim block is dominantly related to basin and range development.  Rocks exposed in Paymaster Ridge, which bounds the Canyon on the east, are composed of sedimentary and volcanic units of the Esmeralda Formation.  To the west lies the Weepah Hills, composed predominantly Precambrian to Ordovician metamorphic and intrusive core rocks overlain by Tertiary sediments and volcanics.

Both areas are structurally complex with considerable normal and thrust faulting evident in Paymaster Ridge and the southeastern sections of the Weepah Hills.  The dominant structural feature of Paymaster Canyon is the Paymaster Fault, a range-front fault along the west side of the Ridge which exhibits up to 3,000 feet of vertical displacement.  Two large eastward trending faults, spaced a little over half a mile apart, at the south end of the property comprise what is believed to be part of a large conduit for lithium-enriched groundwater transfer and enrichment from Alkali Flats and Big Smoky Valley into the lower Paymaster Canyon and Clayton Valley playa.

Paymaster Canyon is underlain by valley fill sediments derived from lithium-rich volcanic rocks that compose parts of the surrounding hills.  The volcanic rocks and the derived basin-fill sediments include lithium-rich volcanic tuff and ash beds.  The basin-fill sediments consist of interbedded layers of Quaternary muds, volcanic tuff and ash beds, and salt.  This environment is ideal for the formation and accumulation of lithium evaporates and brines.

Competition

Metal prices may be unstable.  The mining industry in general is intensely competitive and there is no assurance that, even if commercial quantities of a mineral resource are discovered, a profitable market will exist for the sale of it.  Factors beyond our control may affect the marketability of any substances discovered.  The price of various metals has experienced significant movements over short periods of time, and is affected by numerous factors beyond our control, including international economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates and global or regional consumption patterns, speculative activities and increased production due to improved mining and production methods.  The supply of and demand for metals are affected by various factors, including political events, economic conditions and production costs in major producing regions.  There can be no assurance that the price of any metal will be such that our properties can be mined at a profit.

Government Regulations

Domestic mineral exploration operations are subject to extensive federal regulation and, with respect to federal leases, to interruption or termination by governmental authorities on account of environmental and other considerations.  The trend towards stricter standards in environmental legislation and regulation could increase our costs and others in the industry.  Mineral lessees are subject to liability for the costs of clean-up of pollution resulting from a lessee’s operations, and may also be subject to liability for pollution damages.  We intend to obtain insurance against costs of clean-up operations, but we have no such insurance at this time and it is unlikely that we will be able to fully insure against all such risks.

A serious incident of pollution may also result in the Department of the Interior requiring lessees under federal leases to suspend or cease operation in the affected area.

Employees

We have no employees other than our sole executive officer.  For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

Item 1A. Risk Factors.

Risks Relating to Our Business

NONE OF THE PROPERTIES IN WHICH WE HAVE AN INTEREST OR THE RIGHT TO EARN AN INTEREST HAS ANY KNOWN RESERVES.

None of the properties in which we have an interest or the right to earn an interest has any reserves.  To date, we have engaged in only limited preliminary exploration activities on the properties.  Accordingly, in which we do not have sufficient information upon which to assess the ultimate success of our exploration efforts.  If we do not establish reserves, we may be required to curtail or suspend our operations, in which case the market value of our common stock may decline, and you may lose all or a portion of your investment.

OUR CURRENT CASH WILL NOT BE SUFFICIENT TO FUND OUR BUSINESS AS CURRENTLY PLANNED FOR THE NEXT 12 MONTHS. WE WILL NEED ADDITIONAL FUNDING, EITHER THROUGH EQUITY OR DEBT FINANCINGS OR PARTNERING ARRANGEMENTS, THAT COULD NEGATIVELY AFFECT US AND OUR STOCK PRICE.

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $1.0 million over the next 12 months to fund our anticipated capital requirements and obligations.  Although we have entered into an equity line which may provide a substantial portion of the funds needed, there is no assurance that all of such funds will be available when needed for our operations.

We have historically satisfied our working capital requirements through the private issuances of equity securities and convertible notes.  We will continue to seek additional funds through such channels and from collaboration and other arrangements with corporate partners.  However, we may not be able to obtain adequate funds when needed or funding that is on terms acceptable to us. If we fail to obtain sufficient funds, we may need to delay, scale back or terminate some or all of our mining exploration programs.

WE ARE AN EXPLORATION STAGE COMPANY, AND BASED ON OUR NEGATIVE CASH FLOWS FROM OPERATING ACTIVITIES THERE IS UNCERTAINTY AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, AS NOTED BY OUR AUDITORS.

From inception, we have generated no revenues and have experienced negative cash flows from operating losses.  We anticipate continuing to incur such operating losses and negative cash flows for the foreseeable future, and to accumulate increasing deficits as we increase our expenditures for exploration and mining of minerals, infrastructure, research and development and general corporate purposes.  Any increases in our operating expenses will require us to achieve significant revenue before we can attain profitability.

Our history of operating losses and negative cash flows from operating activities will result in our continued dependence on external financing arrangements.  In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern. Any such inability to continue as a going concern may result in our security holders losing their entire investment.  There is no guaranty that we will generate revenues or secure additional external financing.  Our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern.  Changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events will all affect our ability to continue as a going concern.

The report of independent auditors of our consolidated financial statements dated April 1, 2011, contains an explanatory paragraph which note our recurring operating losses since inception and our lack of capital, and that these conditions give rise to substantial doubt about our ability to continue as a going concern.  In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE FUTURE LOSSES.

We have not generated any revenues to date.  We incurred losses of approximately $844,074 and $1,066,066, respectively, for the fiscal years ended December 31, 2011 and 2010.  We have accumulated losses since inception of approximately $2,055,549.  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever.  If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

BECAUSE WE DO NOT HAVE SUFFICIENT CAPITAL WE HAVE LIMITED OUR EXPLORATION ACTIVITY, WHICH MAY RESULT IN A LOSS OF YOUR INVESTMENT.

Because we are small and do not have excess capital, we have limited our exploration activity.  As such, we may not be able to complete exploration programs as planned. In that event, an existing ore body may go undiscovered.  Without an ore body, we cannot generate revenues, in which case, you may lose your entire investment.

BECAUSE OF THE SPECULATIVE NATURE OF MINERAL PROPERTY EXPLORATION, THERE IS SUBSTANTIAL RISK THAT NO COMMERCIALLY EXPLOITABLE MINERALS WILL BE FOUND AND OUR BUSINESS WILL FAIL.

Exploration for minerals is a speculative venture involving substantial risk.  We cannot provide investors with any assurance that our claims and properties contain commercially exploitable reserves.  The exploration work that we intend to conduct on our claims or properties may not result in the discovery of commercial quantities of minerals.  Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  In such a case, our business may fail.

JOINT VENTURES AND OTHER PARTNERSHIPS IN RELATION TO OUR PROPERTIES MAY EXPOSE US TO RISKS.

In the future we may enter into joint ventures or other partnership arrangements with other parties in relation to the exploration, development and production of the properties in which we have an interest.  Joint ventures can often require unanimous approval of the parties to the joint venture or their representatives for certain fundamental decisions such as an increase or reduction of registered capital, merger, division, dissolution, amendments of constating documents, and the pledge of joint venture assets, which means that each joint venture party may have a veto right with respect to such decisions which would lead to deadlock in the operations of the joint venture or partnership.  Further, we may be unable to exert control over strategic decision made in respect of such properties. Any failure of such other companies to meet their obligations to us or to third parties, or any disputes with respect to the parties’ respective rights and obligations, could have a material adverse effect on the joint ventures or their properties and, therefore, could have a material adverse effect on our results of operations, financial performance, cash flows and share price.

WE ARE HIGHLY DEPENDENT ON OUR KEY EXECUTIVE OFFICER FOR THE SUCCESS OF OUR BUSINESS PLAN AND MAY BE DEPENDENT ON THE EFFORTS AND RELATIONSHIPS OF THE PRINCIPALS OF FUTURE ACQUISITIONS AND MERGERS. IF ANY OF THESE INDIVIDUALS BECOME UNABLE TO CONTINUE IN THEIR ROLE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

We believe our success will depend, to a significant extent, on the efforts and abilities of Matthew Worrall, our President and Chief Executive Officer.  If we lost Mr. Worrall, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital.  We can give you no assurance that we could find a satisfactory replacement for Mr. Worrall at all, or on terms that are not unduly expensive or burdensome.

If we grow and implement our business plan, we will need to add managerial talent to support our business plan.  There is no guarantee that we will be successful in adding such managerial talent.  These professionals are regularly recruited by other companies and may choose to change companies.  Given our relatively small size compared to some of our competitors, the performance of our business may be more adversely affected than our competitors would be if we lose well-performing employees and are unable to attract new ones.

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

As of April 4, 2012, Matthew Worrall, our President and Chief Executive Officer, beneficially owned approximately 22.4% of our outstanding common stock.  Mr. Worrall is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock.  In addition, Mr. Worrall is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of the Company.

Risks Relating to the Industry

PLANNED EXPLORATION, AND IF WARRANTED, DEVELOPMENT AND MINING ACTIVITIES INVOLVE A HIGH DEGREE OF RISK.

We cannot assure you of the success of our planned operations.  Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs.  The costs of mining, processing, development and exploitation activities are subject to numerous variables which could result in substantial cost overruns.  Mining for silver and other base or precious metals may involve unprofitable efforts, not only rom dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

Our operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, compliance with governmental requirements and shortages or delays of equipment and services.  If our drilling activities are not successful, we will experience a material adverse effect on our future results of operations and financial condition.

There is a substantial risk that the properties that we drill will not eventually be productive or may decline in productivity over time.  We do not insure against all risks associated with our business because insurance is either unavailable or its cost of coverage is prohibitive.  The occurrence of an event that is not covered by insurance could have a material adverse effect on our financial condition.

THE IMPACT OF GOVERNMENT REGULATION COULD ADVERSELY AFFECT OUR BUSINESS.

Our business is subject to applicable domestic and foreign laws and regulations, including laws and regulations on taxation, exploration, and environmental and safety matters.  Many laws and regulations require drilling permits and govern the spacing of mines, rates of production, prevention of waste and other matters.  These laws and regulations may increase the costs and timing of planning, designing, drilling, installing, operating and abandoning our mines and other facilities. In addition, our operations are subject to complex environmental laws and regulations adopted by domestic and foreign jurisdictions where we operate.  We could incur liability to governments or third parties for any unlawful discharge of pollutants into the air, soil or water, including responsibility for remedial costs.

THE SUBMISSION AND APPROVAL OF ENVIRONMENTAL IMPACT ASSESSMENTS MAY BE REQUIRED.

Environmental legislation is evolving in a manner which means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

Because the requirements imposed by these laws and regulations frequently change, we cannot assure you that laws and regulations enacted in the future, including changes to existing laws and regulations, will not adversely affect our business.  In addition, because we acquire interests in properties that have been operated in the past by others, we may be liable for environmental damage caused by former operators.

DECLINE IN MINERAL PRICES MAY MAKE IT COMMERCIALLY INFEASIBLE FOR US TO DEVELOP OUR PROPERTY AND MAY CAUSE OUR STOCK PRICE TO DECLINE.

The value and price of your investment in our common shares, our financial results, and our exploration, development and mining activities may be significantly adversely affected by declines in the price of minerals and other precious metals. Mineral prices fluctuate widely and are affected by numerous factors beyond our control such as interest rates, exchange rates, inflation or deflation, fluctuation in the value of the United States dollar and foreign currencies, global and regional supply and demand, and the political and economic conditions of mineral-producing countries throughout the world.  The price of minerals fluctuates in response to many factors, which are beyond anyone’s prediction abilities.  The prices used in making the estimates in our plans differ from daily prices quoted in the news media.  Because mining occurs over a number of years, it may be prudent to continue mining for some periods during which cash flows are temporarily negative for a variety of reasons.  Such reasons include a belief that the low price is temporary, and/or the expense incurred is greater when permanently closing a mine.

WE MAY NOT HAVE ACCESS TO ALL OF THE SUPPLIES AND MATERIALS WE NEED TO BEGIN EXPLORATION, WHICH COULD CAUSE US TO DELAY OR SUSPEND OPERATIONS.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies such as dynamite as well as certain equipment like bulldozers and excavators that we might need to conduct exploration.  If we cannot obtain the necessary supplies, we will have to suspend our exploration plans until we do obtain such supplies.

Risks Relating to Our Common Stock:

IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCBB WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies quoted on the OTCBB must be current in their reports under Section 13 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), in order to maintain price quotation privileges on the OTCBB.  The lack of resources to prepare and file our reports, including the inability to pay our auditor, could result in our failure to remain current on our reporting requirements, which could result in our being removed from the OTCBB.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCBB, which may have an adverse material effect on our company.

BECAUSE THE PUBLIC MARKET FOR SHARES OF OUR COMMON STOCK IS LIMITED, INVESTORS MAY BE UNABLE TO RESELL THEIR SHARES OF COMMON STOCK.

Currently, there is only a limited public market for our common stock on the OTCBB in the United States. Thus, investors may be unable to resell their shares of our common stock.  The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account.  Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time.  We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH MAY CAUSE INVESTMENT LOSSES FOR OUR SHAREHOLDERS.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.044 to a high of $0.570 on the OTCBB.  The trading price of our common stock on the OTCBB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions.

In addition, statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to our market or relating to us could result in an immediate and adverse effect on the market price of our common stock.  The highly volatile nature of our stock price may cause investment losses for our shareholders.  In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation is brought against us, such litigation could result in substantial costs while diverting management’s attention and resources.

OUR COMMON STOCK IS CONSIDERED TO BE A “PENNY STOCK,” WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES.

Our common stock has been subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. The SEC generally defines penny stock to be any equity security that has a market price less than US$5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the SEC; issued by a registered investment company; excluded from the definition on the basis of price (at least US$5.00 per share) or the registrant’s net tangible assets; or exempted from the definition by the SEC. Our common stock is considered to be a “penny stock.” The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.”

As our common stock is considered to be “penny stock,” trading in our common stock will be subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. This may reduce the liquidity and trading volume of our shares.

THE FINANCIAL INDUSTRY REGULATORY AUTHORITY, INC. (“FINRA”) SALES PRACTICE REQUIREMENTS MAY LIMIT A SHAREHOLDER’S ABILITY TO BUY AND SELL OUR COMMON SHARES.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

THE MARKET PRICE FOR OUR COMMON SHARES IS PARTICULARLY VOLATILE GIVEN OUR STATUS AS A RELATIVELY UNKNOWN COMPANY WITH A SMALL AND THINLY TRADED PUBLIC FLOAT, LIMITED OPERATING HISTORY AND LACK OF PROFITS WHICH COULD LEAD TO WIDE FLUCTUATIONS IN OUR SHARE PRICE. YOU MAY BE UNABLE TO SELL YOUR COMMON SHARES AT OR ABOVE YOUR PURCHASE PRICE, WHICH MAY RESULT IN SUBSTANTIAL LOSSES TO YOU.

The market for our common shares is characterized by significant price volatility when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats, and we expect that our share price will continue to be more volatile than the shares of such larger, more established companies for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are, compared to the shares of such larger, more established companies, sporadically and thinly traded. As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

WE DO NOT INTEND TO PAY DIVIDENDS.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. We may not have sufficient funds to legally pay dividends. Even if funds are legally available to pay dividends, we may nevertheless decide in our sole discretion not to pay dividends. The declaration, payment and amount of any future dividends will be made at the discretion of our board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors our board of directors may consider relevant. There is no assurance that we will pay any dividends in the future, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

AS A PUBLIC COMPANY, WE ARE SUBJECT TO COMPLEX LEGAL AND ACCOUNTING REQUIREMENTS THAT WILL REQUIRE US TO INCUR SIGNIFICANT EXPENSES AND WILL EXPOSE US TO RISK OF NON-COMPLIANCE.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is material, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Our relative inexperience with these requirements may increase the cost of compliance and may also increase the risk that we will fail to comply.

Failure to comply with these requirements can have numerous adverse consequences including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage vis-à-vis our privately held and larger public competitors.

WE MAY BE SUBJECT TO SHAREHOLDER LITIGATION, THEREBY DIVERTING OUR RESOURCES THAT MAY HAVE A MATERIAL EFFECT ON OUR PROFITABILITY AND RESULTS OF OPERATIONS.

As discussed in the preceding risk factors, the market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future.  In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may become the target of similar litigation.  Securities litigation will result in substantial costs and liabilities and will divert management’s attention and resources.

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE WILL RESULT IN ADDITIONAL EXPENSES AND POSE CHALLENGES FOR OUR MANAGEMENT.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently have an office located at Suite 200, 871 Coronado Center Drive, Henderson, NV 89052.  Our monthly lease payment is $736 per month and the current lease expires on October 1, 2012.

Item 3. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations.  There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “AMEL”. Our common stock was not quoted prior to March 12, 2010.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Quarter Ended:

	High	Low
2011
March 31	$0.53	$0.25
June 30	0.57	0.20
September 30	0.23	0.13
December 31	0.19	0.044

2010
March 31	$3.00	$0.90
June 30	1.90	0.50
September 30	0.78	0.27
December 31	0.57	0.20

(b) Holders

As of April 4, 2012, we had approximately 71 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

(c) Dividend Policy

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors. We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

(d) Equity Compensation Plan Information

None.

Unregistered Sales of Equity Securities

On January 29, 2011, the Company issued 20,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $5,400. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 7, 2011, the Company issued 751,880 shares of the Company’s common stock to an investor pursuant to a financing agreement drawdown in the amount of $200,000. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 23, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $5,500. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 23, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $5,500. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On March 23, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $5,500. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On May 3, 2011, pursuant to an employment agreement, the Company issued 250,000 shares of the Company’s common stock to Robert M. Allender, Jr. as payment for services rendered in the amount of $87,500. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On May 3, 2011, the Company issued 20,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $7,000. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On June 15, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $3,750. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On June 15, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $3,750. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On June 15, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $3,750. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 23, 2011, the Company issued 20,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $3,400. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 23, 2011, the Company issued an aggregate of 400,000 shares of the Company’s common stock to two individuals as consideration for the Company’s Jackson Wash asset acquisition. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 23, 2011, the Company issued an aggregate of 200,000 shares of the Company’s common stock to four shareholders as partial consideration for the Company’s Clayton Deep asset extension. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 23, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $2,550. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 23, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $2,550. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On September 23, 2011, the Company issued 15,000 shares of the Company’s common stock to a consultant as payment for services rendered in the amount of $2,550. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

On November 8, 2011, pursuant to an employment agreement, the Company issued 250,000 shares of the Company’s common stock to Robert M. Allender, Jr. as payment for services rendered in the amount of $35,000. The shares of common stock were issued pursuant to exemptions from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and other reports filed by our Company from time to time with the United States Securities and Exchange Commission (collectively the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including those set forth in the Risk Factors on page 18.  Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

Headquartered in Henderson, Nevada, Amerilithium has amassed a portfolio of properties covering in excess of 727,000 acres in the USA, Canada and Australia.

During 2011, the Company completed the initial three holes of the Company’s drill program on its Paymaster Asset, Nevada, USA and both Gravity and CSAMT (controlled source audio-frequency magnetotellurics) on the Company’s Full Monty, Clayton Deep and Jackson Wash Assets in Nevada, USA.  The Company is in the process of using this acquired data to complete an amended drill program for the Company’s Paymaster Asset, along with new programs to cover, Full Monty, Clayton Deep and the Jackson Wash Assets.  The Company will then submit the relevant documentation to BLM (Bureau of Land Management) in Nevada for approval.

The company’s current primary focus during 2012 is as follows:

(1)

The continued development of our U.S. properties;

(2)

The initiation of exploration and development of our Australian properties;

(3)

Establish an economically viable lithium resource; and

(4)

To strengthen the Company internally by the recruitment of strategic employees and advisors.

It is the Company’s intention that, once the relevant approvals have been granted to implement a staged drill program focusing on the Company’s Lithium Brine Assets in Nevada, USA.  It is the Company’s intention to start this stage of development towards the beginning of the 3rd quarter 2012.

The Company is also in the process of finalizing an initial exploration program for the Company’s Australian assets, specifically related to the potential for both lithium and gold discoveries.  The work shall be conducted under the supervision of an appointed strategic partner due to the properties’ geographical location.  The initial work and exploration is expected to incorporate the following elements:

•

Geophysical review and data acquisition;

•

EIS (Exploration Incentive Scheme) application;

•

Geomorphology interpretation;

•

Review tenement status and opportunities;

•

Develop GIS (Geographic Information Systems) layer of assets and surrounding projects; and

•

On-site visit.

The Company will then look to extend the exploration program to incorporate drilling.

The Company intends to fund the intended exploration with current assets and additional funding from the Company’s current financing agreements.  The Company believes that it will require an additional $1.0 million over the next 12 months to achieve its goals.  Our ability to continue in existence is dependent on our ability to secure additional funding and commence full scale operations.

Trends and Uncertainties

Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Investing Activities

For the year ended December 31, 2011, Amerilithium purchased mining rights for $114,000 resulting in net cash flows from investing activities of $114,000.

For the year ended December 31, 2011, Amerilithium purchased fixed assets of $812 and mining rights of $114,000.  As a result, net cash flows from investing activities for the year ended December 31, 2011, were $114,812.

Financing Activities

For the year ended December 31, 2011, Amerilithium received proceeds from the sale of common stock of $708.580, a convertible debenture, net of OID stock subscription payable of $588,213 and payments of notes payable of $40,000 resulting in net cash flows from financing activities of $1,256,793.

For the year ended December 31, 2011, Amerilithium received proceeds from the sale of common stock of $708,580 and stock subscriptions payable of $588,213.  Additionally, the Company made payments on the proceeds of notes payable of $40,000.  As a result, net cash flows from financing activities were $1,256,793 for the year ended December 31, 2011.

Results of Operations

For the Year Ended December 31, 2011 Compared to December 31, 2010

We are an exploration stage company and have not yet commenced material operations.

General and Administrative Expenses

For the years ended December 31, 2011 and 2010, general and administrative expenses decreased from $1,066,066 to $844,074 due to better cost controls.  Amerilithium paid legal and professional fees of $259,615 and $419,427 for the years ended December 31, 2011 and 2010.  The substantial increase in legal and professional fees was due to the ongoing public offering.  Additionally, general and administrative expenses for the year ended December 31, 2011, consisted of salaries of $150,500, depreciation and amortization of $1,223, mineral property expenditures of $272,188, marketing and advertising of $80,303, insurance of $21,047, dues and subscriptions of $13,661 and other general and administrative expenses of $35,952.

Comparatively, for the year ended December 31, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $208,500, depreciation and amortization of $887, marketing and advertising of $74,116, insurance of $18,163, dues and subscriptions of $11,824, taxes of $18,360 and other general and administrative costs of $25,841.  The substantial increase between periods was due to increased operations.

The Company has reduced their loss by $221,992 for the year ended December 31, 2011 versus December 31, 2010.  The Company recorded a loss of $844,074 and $1,066,066 for the years ended December 31, 2011 and 2010, respectively.  The reduction was due to better cost controls.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010.

	December 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$501,202	$230,554	$270,648
Current Liabilities	$8,172	$75,663	$(67,491)
Working Capital (Deficit)	$493,030	$154,891	$338,139

At December 31, 2011, we had a working capital of $493,030, as compared to a working capital of $154,891, at December 31, 2010, an increase of $338,139.  The increase is primarily attributable to the Company issuing $708,580 in capital stock and $588,213 of convertible notes during the year ended December 31, 2011.  The Company continues to devote significant resources to continue selling stock until the Company leaves the exploration stage.

Going Concern

At December 31, 2011, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds.  Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

In December 2007, the Accounting Standards Codification 815.10.65, Non-controlling Interests in Consolidated Financial Statements—an amendment of Accounting Standards Codification 810.10.65.  This statement amends Accounting Standards Codification 810.10.65 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  Before this statement was issued, limited guidance existed for reporting non-controlling interests.  As a result, considerable diversity in practice existed.  So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity.

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

In December 2007, the Accounting Standards Codification, issued Accounting Standards Codification 805.10.10 (revised 2007), Business Combinations.’  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related Accounting Standards Codification 810.10.65, Non-controlling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the Accounting Standards Codification issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.10.05. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05

Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, the Company did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-15 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were effective.

(b) Management’s Assessment of Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f).  A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2011, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929.  Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2011, and identified the following material weaknesses:

•

There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

•

There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

•

There is a lack of segregation of duties, in that we only had one person performing all accounting-related duties.

Notwithstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the consolidated financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

The Company will continue its assessment on a quarterly basis.  We plan to hire personnel and resources to address these material weaknesses.  We believe these issues can be solved with hiring in-house accounting support and plan to do so as soon as we have funds available for this.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  The Company’s registered public accounting firm was not required to issue an attestation on its internal controls over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.  The Company will continue to evaluate the effectiveness of internal controls and procedures on an on-going basis.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 4, 2012. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Positions Held	Age
Matthew Worrall	President, Chief Executive Officer, Chief Financial Officer, Director	38

Mr. Worrall was appointed President, Chief Executive Officer, Chief Financial Officer and our sole director in March 2010. Mr. Worrall was a partner of Imagex, a print and design agency engaging in ecommerce operations and providing business consultancy to both small and blue chip organization from July 2006 to August 2008. From November 2005 to July 2006, Mr. Worrall was a business development manager for Ideasbynet, a promotion goods company. From August 1997 to November 2005, Mr. Worrall was a group manager for Boatworld Ltd., a marine hardware and accessories web store. From September 1999 to present, Mr. Worrall has worked as an independent property developer, completing several small to medium sized property developments.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board, except to the extent governed by an employment agreement.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a director or executive officer of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a Federal or State securities or commodities law, and the judgment has not been reversed, suspended or vacated; (5) being subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or State securities or commodities law or regulation or any law or regulation respecting financial institutions or insurance companies or prohibiting mail or wire fraud or fraud in connection with any business entity; or (6) being subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity of the Commodity Exchange Act, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Independence

Our board of directors consists of Matthew Worrall. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

We currently have no nominating committee, no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Code of Ethics

We do not currently have a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer or Controller, or persons performing similar functions.  Because we have only limited business operations and four officers and directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Changes in Nominating Procedures

None.

Item 11. Executive Compensation.

We may elect to award a cash bonus to key employees, directors, officers and consultants based on meeting individual and corporate planned objectives.

On March 12, 2010, we entered into an employment agreement with Matthew Worrall.  The term of the agreement is for three years and shall continue thereafter renewable on a twelve month basis. Mr. Worrall shall receive a salary of $6,500 per month.  Mr. Worrall is eligible to participate in any benefits made generally available by the Company and shall be reimbursed for all reasonable business expenses incurred in the performance of his duties.  The Company and Mr. Worrall shall review terms of Mr. Worrall’s salary and benefits on a semi-annual basis.

Name & Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Person Value and Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Matthew Worrall President, Chief Executive Officer, Chief Financial Officer, Director	2011	78,000	-	-	-	-	-	-	$78,000
	2010	$65,000	-	-	-	-	-	-	$65,000
	2009	$-	-	-	-	-	-	-	$-

We do not have any other standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our sole director in his capacity as such.

Outstanding Equity Awards

None.

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of April 4, 2012, by: (1) our directors, named executive officers and beneficial holders of more than 5% of our common stock, and (2) all of our current directors and executive officers as a group. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 under the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Except as indicated in the footnotes to this table, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Matthew Worrall Pembroke House, Upper Pembroke Street Dublin 2, Republic of Ireland	18,488,337	22.4%
Officers and Directors as a group (1 person)	18,488,337	22.4%

(1) Based on 82,498,529 shares outstanding as of April 4, 2012, plus any shares of common stock deemed to be beneficially owned pursuant to warrants that are exercisable within 60 days from the above date.

Changes in Control

We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no transactions since our inception, or proposed transactions, to which we were or are to be a party, in which any of the following persons had or is to have a direct or indirect material interest:

(a)	Any director or executive officer of the Company;

(b)	Any majority security holder; and

(c)	Any member of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the persons in the above.

Item 14. Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Thomas J. Harris, CPA, our independent registered public accountant in 2011 and 2010, respectively.

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2011	December 31, 2010

Audit and Audit Related Fees	$16,500	$15,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on November 5, 2008)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed on March 12, 2010)

3.3	Bylaws (Incorporated by reference to Form S-1 filed on November 5, 2008)

4.1	JMJ Financial Convertible Promissory Note $1,850,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.2	JMJ Financial Convertible Promissory Note $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.3	Additional Default Provisions with JMJ Financial, dated June 29, 2011 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.4	Secured & Collateralized Promissory Notes $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.5	Amendment to Convertible Promissory Note (Incorporated by reference to Current Report on Form 8-K filed on July 18, 2011)

10.1	Letter Agreement, dated June 29, 2011 between the Company and JMJ Financial (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

10.2

Investor Relations Service Agreement, dated September 30, 2011, between 1830012 Ontario Ltd. O/A Circadian Group and Amerilithium Corp. (Incorporated by reference to Current Report on Form 8-K/A filed on December 19, 2011)

10.3	Geophysical Service Agreement dated July 27, 2011 (Incorporated by reference to Current Report on Form 8-K filed on July 28, 2011)

10.4

Committed Equity Facility Agreement, dated January 30, 2012, by and between Amerilithium Corp. and TCA Global Credit Master Fund, LP (Incorporated by reference to Registration Statement on Form S-1 filed on February 14, 2012)

10.5

Registration Rights Agreement, dated January 30, 2012, by and between Amerilithium Corp. and TCA Global Credit Master Fund, LP (Incorporated by reference to Registration Statement on Form S-1 filed on February 14, 2012)

10.6

Purchase Agreement, dated September 23, 2011 by and between the Company, Nevada Alaska Mining Co., Inc., Robert Craig, Barbara Anne Craig and Elizabeth Dickman (Incorporated by reference to Current Report on Form 8-K filed on September 27, 2011)

10.7	Purchase Agreement, dated September 23, 2011 by and between the Company, Robert Craig and Barbara Anne Craig (Incorporated by reference to Current Report on Form 8-K filed on September 27, 2011)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Dated: April 4, 2012	By:	/s/ Matthew Worrall
Matthew Worrall
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Matthew Worrall	Chairman, Chief Executive Officer (Principal Executive	April 4, 2012
Matthew Worrall	Officer), Chief Financial Officer (Principal Financial
Officer) (Principal Accounting Officer)

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet:
December 31, 2011 and 2010	F-3

Statements of Operations:
For the Years Ended December 31, 2011 and 2010	F-4

Statements of Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010	F-5

Statements of Cash Flows:
For the Years Ended December 31, 2011 and 2010	F-6

Notes to Financial Statements:
December 31, 2011	F-7

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

AMERILITHIUM CORP.

(FORMERLY KODIAK INTERNATIONAL INC )

Henderson, Nevada

We have audited the balance sheets of AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATIONAL INC )an exploration stage company, as at DECEMBER 31, 2011 and 2010, the statements of earnings and deficit, stockholders’ deficiency and cash flows for the years then ended and the period from inception February 2, 2004 to DECEMBER 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  AMERILITHIUM CORP. (FORMERLY KODIAK INTERNATIONAL INC ) a development stage company, as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, including the period from inception February 2,  2004 to December 31, 2011, in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 2, the company’s significant operating losses, working capital deficiency and need for new capital raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas J Harris

Thomas J Harris, CPA

Seattle, WA

March 29, 2012

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheet

		(Audited)
	December 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$ 501,202	$ 230,554
Accounts receivable		-
Inventory		-
Total current assets	501,202	230,554
Fixed Assets
Furniture and Equipment		-
Computer Equipment	7,704	6,892
Leasehold Improvements
Total Fixed Assets	7,704	6,892
Less Accumulated Depreciation	1,119	887
Net Fixed Assets	6,585	6,005

Other Assets
Mining Claims	7,225,000	7,111,000
Other assets	30,787	-
Total Other Assets	7,255,787	7,111,000
Total assets	$ 7,763,574	$ 7,347,559

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 8,172	$ 17,303
Accrued taxes	-	18,360
Notes payable	-	40,000
Total current liabilities	8,172	75,663

Long-term liabilities:
Convertible Debentures	619,000

Total long-term liabilities	619,000	-
Total liabilities	627,172	75,663

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
71,724,104 and 67,277,224 shares issued and outstanding	71,724	67,277
Capital in excess of par value	9,120,227	8,416,094
Deficit accumulated during the development stage	(2,055,549)	(1,211,475)
Total stockholders' equity	7,136,402	7,271,896
Total liabilities and stockholders' deficit	$ 7,763,574	$ 7,347,559

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations

			Cumulative,
			Inception,
			February 2,
	Year Ended	Year Ended	2004 Through
	December 31,	December 31,	December 31,
	2011	2010	2011

Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Salaries	150,500	208,500	421,757
Depreciation and Amortization	1,223	887	2,109
Mineral Property Expenditures	272,188	287,923	364,111
Legal and professional fees	259,615	419,427	945,661
Marketing and Advertising	80,303	74,116	154,430
Insurance	21,047	18,163	39,210
Dues and Subscriptions	13,661	11,824	27,130
Taxes	(18,360)	18,360	725
Other general and administrative	54,312	25,841	81,575
Total operating expenses	834,489	1,065,041	2,036,708
(Loss) from operations	(834,489)	(1,065,041)	(2,036,708)

Other income (expense):
Interest Income			-
Currency losses	(2,531)		(10,762)
Interest (expense)	(7,054)	(1,025)	(8,079)
(Loss) before taxes	(844,074)	(1,066,066)	(2,055,549)

Provision (credit) for taxes on income	-		-
Net (loss)	$ (844,074)	$ (1,066,066)	$ (2,055,549)

Basic earnings (loss) per common share	$ (0.0121)	$ (0.0174)

Weighted average number of shares outstanding	69,500,664	61,338,612

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, February 2, 2004 through December 31, 2005 (Audited):

Shares Issued	4,740,000	$ 4,740	$ 14,060		$ 18,800
Net (loss)				(104)	(104)
Balances, December 31, 2005	4,740,000	4,740	14,060	(104)	18,696

Year Ended December 31, 2006 (Audited)
Shares Issued	360,000	360	6,840		7,200
Net (loss)				(20,020)	(20,020)
Balances, December 31, 2006	5,100,000	5,100	20,900	(20,124)	5,876

Year Ended December 31, 2007 (Audited)
Shares Issued					-
Net (loss)				(981)	(981)
Balances, December 31, 2007 (Audited)	5,100,000	5,100	20,900	(21,105)	4,895

Shares Issued, August 22, 2008	1,500,000	1,500	58,500		60,000
Net (loss)				(41,539)	(41,539)
Balances, December 31, 2008 (Audited)	6,600,000	6,600	79,400	(62,644)	23,356

Shares Issued, November 18, 2009	200,000	200	49,800		50,000
Net (loss)				(82,765)	(82,765)
Balances, December 31, 2009 (Audited)	6,800,000	6,800	129,200	(145,409)	(9,409)

Forward Stock Split 8:1	54,400,000	47,600	(47,600)		-
Stock issued for purchase of mining claims	5,950,000	5,950	6,804,050		6,810,000
Stock issued for financing agreement	1,218,891	1,219	1,044,552		1,045,771
Stock issued for loan conversion	4,800,000	4,800	25,200		30,000
Stock issued for advisory services	175,000	175	80,425		80,600
Stock issued for consultancy agreement	350,000	350	184,650		185,000
Stock issued for finders fee agreement	300,000	300	95,700		96,000
Stock issued with warrant	83,333	83	99,917		100,000
Net (loss)				(1,066,066)	(1,066,066)
Balances, December 31, 2010 (Audited)	67,277,224	67,277	8,416,094	(1,211,475)	7,271,896

Stock issued for purchase of mining claims	600,000	600	107,400		108,000
Stock issued for financing agreement	751,880	752	198,928		199,680
Stock issued for loan conversion	2,400,000	2,400	223,600		226,000
Stock issued for advisory services	195,000	195	52,205		52,400
Stock issued for consultancy agreement	500,000	500	122,000		122,500
Net (loss)				(844,074)	(844,074)
Balances, December 31, 2011 (Audited)	71,724,104	$ 71,724	$ 9,120,227	$ (2,055,549)	$ 7,136,402

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Cumulative,
			Inception,
			February 2,
	Year Ended	Year Ended	2004 Through
	December 31,	December 31,	December 31,
	2011	2010	2011

Cash flows from operating activities:
Net (loss)	$ (844,074)	$ (1,066,066)	$ (2,055,549)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	232	887	1,119
Change in current assets and liabilities:
Inventory			-
Deposits			-
Accounts payable and accrued expenses	(27,491)	35,663	8,172
Net cash flows from operating activities	(871,333)	(1,029,516)	(2,046,258)

Cash flows from investing activities:
Purchase of fixed assets	(812)	(6,892)	(7,704)
Purchase of Mining Rights	(114,000)	(7,111,000)	(7,225,000)
Net cash flows from investing activities	(114,812)	(7,117,892)	(7,232,704)

Cash flows from financing activities:
Proceeds from sale of common stock	708,580	8,347,371	9,191,951
Convertible debenture, net of OID	588,213		588,213
Stock subscription payable			-
Advances from shareholder		(10,000)	-
Proceeds/(Payment) of notes payable	(40,000)	40,000	-

Net cash flows from financing activities	1,256,793	8,377,371	9,780,164
Net cash flows	270,648	229,963	501,202

Cash and equivalents, beginning of period	230,554	591	-
Cash and equivalents, end of period	$ 501,202	$ 230,554	$ 501,202

Supplemental cash flow disclosures:
Cash paid for interest	$ (3,527)	$ (1,025)	$ (8,079)
Cash paid for income taxes	$ -	$ -	$ -

AMERILITHIUM CORP

 Formerly Kodiak International Inc.

(A exploration stage enterprise)

Notes to Financial Statements

December 31, 2011

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

December 31, 2011

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

Note 2 - Uncertainty, going concern:

At December 31, 2011, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

The provision for refundable Federal income tax consists of the following:

	2010	2011
Refundable Federal income tax attributable to:
Current operations	$(362,462)	$(286,985)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	362,462	286,985
Net refundable amount	-	-

AMERILITHIUM CORP

 Formerly Kodiak International Inc.

(A exploration stage enterprise)

Notes to Financial Statements

December 31, 2011

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2011
Deferred tax asset attributable to:
Net operating loss carryover	$411,902	$698,887
Less, Valuation allowance	(411,902)	(698,887)
Net deferred tax asset	-	-

At December 31, 2011, an unused net operating loss carryover approximating $2,055,549 is available to offset future taxable income; it expires beginning in 2025.

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

December 31, 2011

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

On May 3, 2011, the Company issued 270,000 shares at $0.35, 20,000 to two advisors per their advisory agreements and 250,000 as part of the consultancy agreement.

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

December 31, 2011

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

On October 11, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 400,000 shares at $0.112 and reduced the note payable by $44,800.

On November 8, 2011, the Company issued 250,000 shares of stock at $0.14 per share, as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  These shares are restricted.

On November 11, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 500,000 shares at $0.08 and reduced the note payable by $40,000.

On November 22, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 1,000,000 shares at $0.08 and reduced the note payable by $80,000.

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

December 31, 2011

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

The Company has notes payable for the purchase of mining rights.  These amounts are all payable within one year and carry no rate of interest.  The balance of this note was paid off in July 2011.

The Company has a note payable with one of its shareholders.  The note is due on February 1, 2012 and carries and interest rate of 8%.  The note also has an option to convert to common stock at a price of $0.05 per share.  On April 22, 2010, the Company issued 4,800,000 shares of post split shares in exchange for this note.

Note 9 – Convertible Debentures:

On June 29, 2011, The Company entered into a Note Purchase Agreement with JMJ Financial in which the Company issued to JMJ Financial a convertible promissory note in the amount of $1,850,000.  On July 7, 2011, the Company issued an additional convertible promissory note of $540,000 with original issue discount of $40,000.  These notes are convertible into shares of the Company’s common stock based on 80% of the lowest trade price in the 25 days pervious to the conversion.  The Notes have a maturity of three years and each bear an 8% one-time original issue discount interest charge, payable on issuance.  As of December 31, 2011 the Company has issued and received $845,000 less the amortized original issue interest charge of $37,840.

During 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 2,400,000 shares of stock and reduced their convertible note payable by $226,000.  The balance of these notes at December 31, 2011 was $619,000.

Note 10 – Placement Agent

On July 22, 2011, the registrant entered into a letter engagement with MidSouth Capital, Inc. to act as a non-exclusive financial advisor, investment bank and placement agent on a best efforts basis.

AMERILITHIUM CORP

 Formerly Kodiak International Inc.

(A exploration stage enterprise)

Notes to Financial Statements

December 31, 2011

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

Note 11 – Subsequent Events:

On January 3, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 3,500,000 shares of common stock.

On February 9, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,800,000 shares of common stock.

On February 24, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares of common stock.

On January 30, 2012 the Company entered into a security agreement with TCA Global Credit Master Fund LP, related to a $250,000 convertible promissory note.  The security agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets.  The note bears interest at 12% and is convertible into shares of the Company’s common stock at a price equal to 95% of the lowest daily volume weighted average price.

As part of the financing agreement, the Company issued 1,149,425 shares and received $250,000 on January 30, 2012.

On March 14, 2012, the Company issued 50,000 shares as part of the consultancy agreement with three individuals.

On March 21, 2012, the Company issued 225,000 shares to GeoXplor as part of the renegotiation of the payment plan on the purchase of mining property.  A portion of the year 2 payment had not been made.  GeoXplor agreed to extend the payment terms in exchange for stock totaling $13,500.  The Company has agreed to pay the delinquent amount and meet the deadline for the year 3 payment.

On March 23, 2012, The Company issued 2,000,000 to JMJ Financial as part of their financing agreement.

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

December 31, 2011

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

December 31, 2011

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