Form 10-Q
period 2012-03-31
Amerilithium Corp.
filed 2012-05-21
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-155059

AMERILITHIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-16014254
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

871 Coronado Center Dr., Suite 200

Henderson, NV 89052

(Address of principal executive offices and zip code)

(702) 583-7790

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of May 21, 2012, there were 87,548,529 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Financial Statements

Balance Sheet:
March 31, 2012 and December 31, 2011	F-2

Statements of Operations:
For the three months ended March 31, 2012 and 2011	F-3

Statements of Cash Flows:
For the three months ended March 31, 2012 and 2011	F-4

Notes to Financial Statements:
March 31, 2012	F-5

F-1

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheet

		(Restated - Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$ 361,633	$ 501,202
Total current assets	361,633	501,202

Fixed Assets
Computer Equipment	7,704	7,704
Total Fixed Assets	7,704	7,704
Less Accumulated Depreciation	1,504	1,119
Net Fixed Assets	6,200	6,585

Other Assets
Mining Claims	7,225,000	7,225,000
Other assets
Total Other Assets	7,225,000	7,225,000
Total assets	$ 7,592,833	$ 7,732,787

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 12,559	$ 8,172

Total current liabilities	12,559	8,172

Long-term liabilities:
Convertible Debentures	428,643	469,610

Total long-term liabilities	428,643	469,610

Total liabilities	441,202	477,782

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
82,448,529 and 71,724,104 shares issued and outstanding	82,449	71,724
Capital in excess of par value	9,918,702	9,387,467
Deficit accumulated during the development stage	(2,849,520)	(2,204,186)
Total stockholders' equity	7,151,631	7,255,005
Total liabilities and stockholders' deficit	$ 7,592,833	$ 7,732,787

F-2

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations

			Cumulative,
	Three Months	Three Months	Inception, February 2,
	Ended	Ended	2004 Through
	March 31,	March 31,	March 31,
	2012	2011	2012

Sales	$ -	$ -	$ -

Cost of Sales	-	-	-

Cost of Sales	-	-	-

General and administrative expenses:
Salaries	34,500	34,500	456,257
Depreciation and Amortization	385	279	2,494
Mineral Property Expenditures	131,907	170,420	496,018
Legal and professional fees	210,755	32,830	1,156,416
Marketing and Advertising	68,514	1,160	222,944
Insurance	5,581	3,953	44,791
Dues and Subscriptions	2,544	2,352	29,674
Taxes	-	725	725
Other general and administrative	23,156	9,609	104,731
Total operating expenses	477,342	255,828	2,514,050
(Loss) from operations	(477,342)	(255,828)	(2,514,050)

Other income (expense):
Interest Income			-
Currency losses			(10,762)
Interest (expense)	(167,992)		(324,708)
(Loss) before taxes	(645,334)	(255,828)	(2,849,520)

Provision (credit) for taxes on income	-		-
Net (loss)	$ (645,334)	$ (255,828)	$ (2,849,520)

Basic earnings (loss) per common share	$ (0.0084)	$ (0.0038)

Weighted average number of shares outstanding	77,086,317	67,685,664

F-3

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Cumulative,
	Three Months	Three Months	Inception, February 2,
	Ended	Ended	2004 Through
	March 31,	March 31,	March 31,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$ (645,334)	$ (255,828)	$ (2,849,520)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Depreciation and Amortization	385	280	1,504
Change in current assets and liabilities:
Inventory			-
Other assets
Accounts payable and accrued expenses	4,387	78,802	12,559
Net cash flows from operating activities	(640,562)	(176,746)	(2,835,457)

Cash flows from investing activities:
Purchase of fixed assets			(7,704)
Purchase of Mining Rights			(7,225,000)
Net cash flows from investing activities	-	-	(7,232,704)

Cash flows from financing activities:
Proceeds from sale of common stock	541,960	222,405	10,001,151
Proceeds/(payments) on Convertible debenture, net of OID	(40,967)		428,643
Stock subscription payable			-
Advances from shareholder		-	-

Net cash flows from financing activities	500,993	222,405	10,429,794
Net cash flows	(139,569)	45,659	361,633

Cash and equivalents, beginning of period	501,202	230,554	-
Cash and equivalents, end of period	$ 361,633	$ 276,213	$ 361,633

Supplemental cash flow disclosures:
Cash paid for interest	$ (167,992)	$ (1,025)	$ (324,708)
Cash paid for income taxes	$ -	$ -	$ -

F-4

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

Note 1 - Organization and summary of significant accounting policies:

In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Basis of presentation – Our accounting and reporting policies conform to U.S. generally accepted accounting principles applicable to exploration stage enterprises.  Changes in classification of 2011 amounts have been made to conform to current presentations.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

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

Note 2 - Uncertainty, going concern:

At March 31, 2012, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

   2010

      2011

Deferred tax asset attributable to:

Net operating loss carryover

$ 411,902

   $698,887

Less, Valuation allowance

 (411,902)

   (698,887)

Net deferred tax asset

       -

          -

At December 31, 2011, an unused net operating loss carryover approximating $2,055,549 is available to offset future taxable income; it expires beginning in 2025.

Note 4 – Cumulative sales of stock

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

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

On January 3, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 3,500,000 shares at $0.0352 and reduced the note payable by $123,200.

On January 30, 2012, The Company issued $1,149,425 at $0.087 to TCA Global as part of the financing agreement.

On February 9, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,800,000 shares at $0.06 and reduced the note payable by $108,000.

On February 24, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares at $0.048 and reduced the note payable by $96,000

On March 14, 2012, the Company issued 50,000 shares at $0.06 to three advisors as part of their advisory agreements.

On March 21, 2012, the Company issued 225,000 shares at $0.08 to GeoXplor as part of the renegotiation of the payment plan on the purchase of mining property.

On March 23, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares at $0.04688 and reduced the note payable by $93,760.

Note 5 – Employment and Consulting Agreements

On March 12, 2010 the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On March 12, 2010 the Company entered into a consulting agreement for $100,000 and 100,000 shares of

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

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

During 2012, JMJ Financial converted a portion of their convertible debenture into common stock.  The company issued 9,300,000 shares of stock and reduced their convertible note payable by $420,960.  Additionally, the company incurred a conversion penalty of $8,851, which was recorded as interest expense and added to the liability.  The balance of the notes at March 31, 2012 was $206,891.

On January 30, 2012 the Company entered into a security agreement with TCA Global Credit Master Fund LP, related to a $250,000 convertible promissory note.  The security agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets.  The note bears interest at 12% and is convertible into shares of the Company’s common stock at a price equal to 95% of the lowest daily volume weighted average price.  The balance of this note on March 31, 2012 was $250,000.

As part of the financing agreement, the Company issued 1,149,425 shares as a loan fee.

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

Note 11 – Subsequent Events:

On April 11, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares of common stock.

On April 25, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

issued 1,300,000 shares of common stock.

On May 7, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,200,000 shares of common stock.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 March 31, 2012

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and other reports filed by our Company from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited consolidated financial statements and notes thereto appearing elsewhere in this report.

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

The Company’s current primary focus over the next twelve months is as follows:

1.

The continued development of our U.S. properties;

2.

The initiation of exploration and development of our Australian properties;

3.

Establish an economically viable lithium resource; and

4.

To strengthen the Company internally by the recruitment of strategic employees and advisors.

It is the Company’s intention to implement a staged drill program focusing on the Company’s Lithium Brine Assets in Nevada, USA once the relevant approvals have been granted.  We plan to start this stage of development in the beginning of the 3rd quarter 2012.

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

•

Develop GIS (Geographic Information Systems) layer of assets and surrounding projects; and

•

On-site visit.

The Company will then look to extend the exploration program to incorporate drilling.  The Company intends to fund the intended exploration with current assets and additional funding from the Company’s current financing agreements.  The Company believes that it will require an additional $1.0 million over the next 12 months to achieve its goals.  Our ability to continue in existence is dependent on our ability to secure additional funding and commence full-scale operations.

Trends and Uncertainties

Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Financing Activities

For the three months ended March 31, 2012, Amerilithium received proceeds from the sale of common stock of $541,960, a convertible debenture, net of OID stock subscription payable of $(40,967). For the three months ended March 31, 2012, Amerilithium had net cash flows from financing activities totaling $500,933.

Results of Operations

For the three months ended March 31, 2012 Compared to three months ended March 31, 2011

We are an exploration stage company and have not yet commenced material operations.

General and Administrative Expenses

For the three months ended March 31, 2012 and 2011, respectively, general and administrative expenses increased from $(477,342) as compared to $(255,828) due to our increased expansion efforts.  Amerilithium paid legal and professional fees of $210,755 and $32,830 for the three months ended March 31, 2012 and 2011.  The increase in legal and professional fees was due to the ongoing public offering.  Additionally, general and administrative expenses for the three months ended March 31, 2012, consisted of salaries of depreciation and amortization of $385, mineral property expenditures of $131,907, marketing and advertising of $68,514, insurance of $5,581, dues and subscriptions of $2,544 and other general and administrative expenses of $23,156.

Comparatively, for the three months ended March 31, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $34,500, depreciation and amortization of $279, marketing and advertising of $1,160, insurance of $3,953, dues and subscriptions of $2,352, taxes of $725 and other general and administrative costs of $9,609.  The substantial increase between periods was due to increased operations.

The Company’s net loss has increased by $389,506 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  The Company recorded a loss of $645,334 and $255,828 for the three months ended March 31, 2012 and 2011, respectively.  The increase in net loss was due to the expansion of our business operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012, compared to March 31, 2011.

	March 31, 2012	March 31, 2011	Increase/Decrease
Current Assets	$361,633	$501,202	$(139,569)
Current Liabilities	$12,559	$8,172	$4,387
Working Capital	$349,074	$493,030	$(143,956)

At March 31, 2012, we had a working capital of $349,074, as compared to a working capital of $493,030, at March 31, 2011, a decrease of $143,956.  The increase is primarily attributable to the Company issuing capital stock and convertible notes during the three months ended March 31, 2012.  The Company continues to devote significant resources to continue selling stock until the Company leaves the exploration stage.

On January 30, 2012, the Company entered into a committed equity facility (the “Equity Agreement”) with TCA Global Credit Master Fund, LP, a Cayman Islands limited partnership (“TCA”). Pursuant to the terms of the Equity Agreement, for a period of twenty-four (24) months commencing on the date of effectiveness of the a registration statement, TCA has committed to purchase up to $2,500,000 of the Company’s common stock, par value $0.001 per share.

Additionally, on January 30, 2012, the Company issued a secured convertible promissory note in the principal amount of $250,000 in favor of TCA (the “Convertible Note”). The maturity date of the Convertible Note is January 30, 2013, and the Convertible Note bears interest at a rate of twelve percent (12%) per annum. The Convertible Note is convertible into shares of the Company’s common stock at a price equal to ninety-five percent (95%) of the lowest daily volume weighted average price of the Company’s common stock during the five (5) trading days immediately prior to the date of conversion. The Convertible Note may be prepaid in whole or in part at the Company’s option without penalty.

The Company expects the current resources from the Convertible Note, as well as the resources available from the Equity Agreement once the registration statement is declared effective, will be sufficient for a period of approximately 24 months, depending upon certain funding conditions contained herein, unless significant additional financing is received. Management has determined that general expenditures must be reduced and additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Going Concern

At March 31, 2012, we were engaged in a business and had suffered losses from development stage activities to date.  In addition, we have minimal operating funds.  Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

In February 2007, the Accounting Standards Codification issued Accounting Standards Codification 810.10.65, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of Accounting Standards Codification 320.10.05.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  This option is available to all entities.  Most of the provisions in Accounting Standards Codification 810.10.65 are elective; however, an amendment to Accounting Standards Codification 320.10.05

Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. Accounting Standards Codification 810.10.65 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt Accounting Standards Codification 810.10.65 beginning March 1, 2008, and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, the Company did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were ineffective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 1A.  Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 4, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3.  Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6.  Exhibits.

Exhibit No.	Description

4.1

Form of Convertible Promissory Note issued by Amerilithium Corp., Inc. in favor of TCA Global Credit Master Fund, LP dated January 30, 2012 incorporated herein by reference to the Form S-1 Registration Statement filed on February 14, 2012

10.1

Form of Committed Equity Facility Agreement entered into by Amerilithium Corp. and TCA Global Credit Master Fund, LP dated January 30, 2012 incorporated herein by reference to the Form S-1 Registration Statement filed on February 14, 2012.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Date: May 21, 2012	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)