Form 10-Q/A
period 2011-09-30
Amerilithium Corp.
filed 2012-06-26
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2011

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 33-155059

AMERILITHIUM CORP.

(Exact name of registrant as specified in its charter)

Nevada	61-1604254
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

871 Coronado Center Drive

Suite 200

Henderson, Nevada 89052

(Address of principal executive offices and Zip Code)

(702) 583-7790

(Registrant’s telephone number, including area code)

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

Yes [   ]  No [X]

As of June 26, 2012, there were 90,389,885 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

On May 18, 2012, the Company’s sole member of the board of directors (the “Board”) and executive officer, after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s unaudited financial statements for the period ended September 30, 2011, filed in a quarterly report on Form 10-Q with the Securities and Exchange Commission (the “Commission”) on November 18, 2011, contained certain material misstatements. Our financial statements contained in this amended quarterly report on Form 10-Q/A restate a previous error in GAAP accounting for the Company’s convertible debentures. The convertible debentures issued in fiscal year 2011 contain a beneficial conversion feature that was not previously recognized in the financial statement. In accordance with the applicable GAAP standards, the Company calculated and recognized a beneficial conversion feature on the grant date equal to the intrinsic value of the conversion feature. Please see the current report on Form 8-K filed with the Commission on May 21, 2012 and our restated financial statements contained herein.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Financial Statements

Restated Balance Sheet:
September 30, 2012 and December 31, 2010	F-2

Restated Statements of Operations:
For the three and nine months ended September 30, 2011 and 2010	F-3

Restated Statements of Cash Flows:
For the nine months ended September 30, 2011 and 2010	F-4

Restated Notes to Financial Statements:
September 30, 2011	F-5

F-1

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Balance Sheet

	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
	(Restated)
ASSETS
Current assets:
Cash	$ 496,491	$ 230,554
Accounts receivable		-
Inventory		-
Total current assets	496,491	230,554

Fixed Assets
Furniture and Equipment		-
Computer Equipment	6,892	6,892
Leasehold Improvements
Total Fixed Assets	6,892	6,892
Less Accumulated Depreciation	1,725	887
Net Fixed Assets	5,167	6,005

Other Assets
Mining Claims	7,225,000	7,111,000
Other assets (restated)		-
Total Other Assets	7,225,000	7,111,000
Total assets	$ 7,726,658	$ 7,347,559

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 26,881	$ 17,303
Accrued taxes	-	18,360
Notes payable	-	40,000
Total current liabilities	26,881	75,663

Long-term liabilities:
Convertible Debentures (restated)	471,347

Total long-term liabilities	471,347	-

Total liabilities	498,228	75,663

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
69,574,104 and 67,277,224 shares issued and outstanding	69,574	67,277
Capital in excess of par value (restated)	9,107,537	8,416,094
Deficit accumulated during the development stage (restated)	(1,948,681)	(1,211,475)
Total stockholders' equity	7,228,430	7,271,896
Total liabilities and stockholders' deficit	$ 7,726,658	$ 7,347,559

F-2

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Statements of Operations

					Cumulative,
					Inception,
	Three Months	Three Months	Nine Months	Nine Months	February 2,
	Ended	Ended	Ended	Ended	2004 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
	(Restated)		(Restated)		(Restated)
Revenue	-	-	-	-	-

General and administrative expenses:
Salaries	47,000	43,257	116,000	145,757	387,257
Depreciation and Amortization	279	279	838	608	1,724
Mineral Property Expenditures	63,832	27,977	258,571	92,977	350,494
Legal and professional fees	43,740	8,785	255,294	50,519	941,340
Marketing and Advertising	5,158	37,898	12,902	102,979	87,029
Insurance	5,581	5,929	15,467	12,234	33,631
Dues and Subscriptions	2,710	484	7,200	11,234	20,669
Taxes	-	18,360	(18,360)	18,360	725
Other general and administrative	15,852	7,650	33,044	17,064	60,306
Total operating expenses	184,152	150,619	680,956	451,732	1,883,175
(Loss) from operations	(184,152)	(150,619)	(680,956)	(451,732)	(1,883,175)

Other income (expense):
Interest Income					-
Currency losses	(2,531)	(12,067)	(2,531)	(18,329)	(10,762)
Interest (expense) (restated)	(53,719)	(25)	(53,719)	(1,025)	(54,744)
(Loss) before taxes	(240,402)	(162,711)	(737,206)	(471,086)	(1,948,681)

Provision (credit) for taxes on income	-		-		-
Net (loss)	$ (240,402)	$ (162,711)	$ (737,206)	$ (471,086)	$ (1,948,681)

Basic earnings (loss) per common share	$ (0.0035)	$ (0.0027)	$ (0.0108)	$ (0.0078)

Weighted average number of shares outstanding	68,447,937	60,566,112	68,447,937	60,566,112

F-3

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Statements of Cash Flows

			Cumulative,
			Inception,
	Nine Months	Nine Months	February 2,
	Ended	Ended	2004 Through
	September 30,	September 30,	September 30,
	2011	2010	2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net (loss)	$ (737,206)	$ (471,086)	$ (1,948,681)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Expenses paid by issuance of Common Stock	139,900		501,500
Amortization of bond discount and OID	37,508		37,508
Depreciation and Amortization	838	608	1,725
Change in current assets and liabilities:
Accounts payable and accrued expenses	(8,782)	19,082	26,881
Net cash flows from operating activities	(567,742)	(451,396)	(1,381,067)

Cash flows from investing activities:
Purchase of fixed assets		(6,892)	(6,892)
Purchase of Mining Rights	(6,000)	(301,000)	(301,000)
Net cash flows from investing activities	(6,000)	(307,892)	(307,892)

Cash flows from financing activities:
Proceeds from sale of common stock	201,039	1,046,852	1,714,103
Convertible debenture, net of OID	678,640		471,347
Stock subscription payable			-
Advances from shareholder		(10,000)	-
Proceeds/(Payment) of notes payable	(40,000)	40,000	-

Net cash flows from financing activities	839,679	1,076,852	2,185,450
Net cash flows	265,937	317,564	496,491

Cash and equivalents, beginning of period	230,554	591	-
Cash and equivalents, end of period	$ 496,491	$ 318,155	$ 496,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ 108,000	$ 6,810,000	$ 6,918,000
Shares issued to settle convertible debenture	$ 61,200		$ 61,200

F-4

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

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

Property and Equipment – The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years.

Mineral Property Acquisition and Exploration Costs – The company expenses all costs related to the exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves.  Per Note 7, the Company has expended $7,225,000 in acquisition of mining rights.

Fair value of financial instruments and derivative financial instruments –The carrying amounts of cash, accounts payable, accrued expenses, and other current liabilities approximate fair value because of the short maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments in the management of foreign exchange, commodity price or interest rate market risks.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

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

Net income per share of common stock – We have adopted Accounting Standards Codification regarding Earnings per Share, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  During the periods presented all instruments convertible to common stock are anti-dilutive.  We do not have a complex capital structure requiring the computation of diluted earnings per share.

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

Note 3 - Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s convertible debentures.  The convertible debentures issued during the year contain a beneficial conversion feature that was not previously recognized.  In accordance with the applicable GAAP, the Company calculated and recognized a beneficial conversion feature on the grant date equal to the intrinsic value of the conversion feature.

The following table represents the effects of the restated statements as of September 30, 2011:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

	Restated 2011	Original 2011
Sales	-	-

Loss	(737,206)	(687,014)

Common Stock	69,574	69,574

Paid in Surplus	9,107,537	8,922,577

Retained Deficit	(1,948,681)	(1,898,489)

Earnings Per Share	(0.0108)	(0.0100)

Convertible Debenture	471,347	656,640

Interest Expense	53,719	3,527

Other Assets	0	34,313

Note 4 - Federal income tax:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

Note 5 – Cumulative sales of stock:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

Note 6 – Employment and Consulting Agreements:

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

On October 8, 2010, The Company renewed its consultancy agreement for an additional 24 months at $5,000 per month.  The Company will also issue 250,000 shares of common stock every six months.

Note 7 – Financing Agreement:

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd.  The Company will sell up to $10,000,000 of its common stock.

Note 8 – Mining Rights:

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

On April 26, 2010 the Company entered into an agreement to purchase from Nevada Alaska Mining Company, Inc., the Clayton Deep and Full Monty properties situated in Nevada, USA, and comprising 138 claims. The purchase was funded by restricted common stock and cash. The total purchase price was $813,000.

On September 29, 2012 the Company entered into an agreement to purchase from Nevada Alaska Mining Company, Inc., an extension to its Clayton Deep property situated in Nevada, USA, comprising 17 claims. The purchase was funded by restricted common stock and cash. The total purchase price was $42,000.

On September 29, 2012 the Company entered into an agreement to purchase from Robert Craig and Barbara Anne Craig the Jackson Wash property situated in Nevada, USA, comprising 66 claims. The purchase was funded by restricted common stock. The total purchase price was $72,000.

Note 9 – Notes Payable:

The Company has notes payable for the purchase of mining rights.  These amounts are all payable within one year and carry no rate of interest.  The balance of this note was paid off in July 2011.

The Company has a note payable with one of its shareholders.  The note is due on February 1, 2012 and carries and interest rate of 8%.  The note also has an option to convert to common stock at a price of $0.05

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

per share.  On April 22, 2010, the Company issued 4,800,000 shares of post-split shares in exchange for this note.

Note 10 – Convertible Debentures:

On June 29, 2011, The Company entered into a 12% Note Purchase Agreement with JMJ Financial in which the Company issued to JMJ Financial a convertible promissory note in the amount of $1,850,000.  On July 7, 2011, the Company issued an additional convertible promissory note of $54,400 with original issue discount of $4,400.  These notes are convertible into shares of the Company’s common stock based on 80% of the lowest trade price in the 25 days pervious to the conversion.  The Notes have a maturity of three years and each bear an 8% one-time original issue discount interest charge, payable on issuance.

As of September 30, 2011 the Company has received proceeds from these notes totaling $680,000 with a total amount due at maturity of $739,840.  Additionally, the company recorded the intrinsic value of the beneficial conversion feature on the grant date.  As of September 30, 2011the convertible debentures had an unamortized  discount of  $154,925.

During 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 500,000 shares of stock and reduced their convertible note payable by $61,200.  The balance of these notes at September 30, 2011 was $656,640, net of $52,368 in original issue discount and $154,925 of intrinsic bond discount.

Note 11 – Placement Agent

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

Note 12 – Subsequent Events:

On October 11, 2011, JMJ Financial converted an amount on their convertible debentures.  The Company issued 400,000 shares of common stock.

On November 8, 2011, The Company issued 250,000 shares of stock as part of the consultancy agreement.  The amount is granted every six months at its current trading price.  These shares are restricted.

Note 13 - New accounting pronouncements:

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

RESTATED Notes to Financial Statements

                                                                                                                                                 September 30, 2011

effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company’s plan of operation for the next 12 months is to carry out all remaining geophysical exploration on the Company’s properties located in the State of Nevada. We believe our exploration in Nevada will allow the Company to develop and permit both revised and new drill programs in the region.

Results of Operations

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

	For the Three Months Ended September 30,		February 2, 2004 (inception) through September 30,
	2011	2010	2011
Net sales	$0	$0	$0
Gross profit	$0	$0	$0
Total operating expenses	$184,152	$150,619	$1,883,175
(Loss) from operations	$(184,152)	$(150,619)	$(1,883,175)
Net loss	$(240,402)	$(162,711)	$(1,948,681)
Loss per common share – basic and diluted	$(0.0035)	$(0.0027)	$-

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2011 we have not generated any revenue or profit.

For the three months ended September 30, 2011 and 2010, total operating expenses increased from $150,619 to $184,152 due to increased business operations.

Our operating expenses for the three months ended September 30, 2011 consisted of salaries of $47,000, depreciation and amortization of $279, mineral property expenditures of $63,832, marketing and advertising of $5,158, insurance of $5,581, dues and subscriptions of $2,710 and other general and administrative expenses of $15,852.  We paid legal and professional fees of $43,740 and $8,785 for the three months ended September 30, 2011 and 2010, respectively.  The increase in legal and professional fees was due to the ongoing public offering.

Comparatively, for the three months ended September 30, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $43,257, depreciation and amortization of $279, marketing and advertising of $37,898, insurance of $5,929, dues and subscriptions of $484, taxes of $18,360 and other general and administrative costs of $7,650.  The increase between periods was due to increased operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2011 and June 30, 2011.

	September 30, 2011	June 30, 2011
Current Assets	$496,491	467,964
Current Liabilities	$26,881	51,438
Working Capital	$469,610	416,526

At September 30, 2011 we had a working capital of $469,610, as compared to a working capital of $416,526, at June 30, 2011, an increase of $53,084.  The increase is due to funding received from financing activities.

The Company expects its current resources to be insufficient for a period of approximately 12 months unless additional financing is received. Management has determined that additional capital will be required in the form of equity or debt securities. In addition, if we cannot raise additional short term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves. There are no assurances that management will be able to raise capital on terms acceptable to the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results. If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock. If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net cash used in operating activities for the nine months ended September 30, 2011 and 2010 was $(567,742) and $(451,396), respectively. The net loss for the nine months ended September 30, 2011 and 2010 was $(737,206) and $(471,086), respectively. Cash used in operating activities for the nine months ended September 30, 2011 and 2010 was primarily for mineral property expenditures and legal and professional fees.

Net cash obtained through all financing activities for the nine months ended September 30, 2011 and 2010, was $839,679 and 1,076,852, respectively. Cash obtained through financing activities for the nine months ended September 30, 2011 and 2010 consisted of proceeds from the sale of our common stock, convertible debentures, and advances from shareholders.

Our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

Going Concern

At September 30, 2011, we were engaged in business operations and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements require the use of estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Our management periodically evaluates the estimates and judgments made. Management bases its estimates and judgments on historical experience and on various factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates as a result of different assumptions or conditions.

The methods, estimates, and judgment we use in applying our most critical accounting policies have a significant impact on the results we report in our financial statements. The SEC has defined “critical accounting policies” as those accounting policies that are most important to the portrayal of our financial condition and results, and require us to make our most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based upon this definition, our most critical estimates relate to the fair value of warrant liabilities. We also have other key accounting estimates and policies, but we believe that these other policies either do not generally require us to make estimates and judgments that are as difficult or as subjective, or it is less likely that they would have a material impact on our reported results of operations for a given period. For additional information see Note 2, “Summary of Significant Accounting Policies” in the notes to our reviewed financial statements appearing elsewhere in this report. Although we believe that our estimates and assumptions are reasonable, they are based upon information presently available, and actual results may differ significantly from these estimates.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We do not consider the effects of interest rate movements to be a material risk to our financial condition.  We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended September 30, 2011, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 21, 2011, JMJ Financial converted part of its convertible debenture.  Pursuant to the conversion the Company issued 300,000 shares at $0.124 and reduced the note payable by $37,200. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 29, 2011, the Company issued 65,000 shares at $0.18 to four advisors as part of their advisory agreements. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 29, 2011, the Company issued 200,000 shares at $0.18 as part of the purchase agreement for Clayton Deep extension. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 29, 2011, the Company issued 400,000 shares at $0.18 as part of the purchase agreement for Jackson Wash. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On September 29, 2011, JMJ Financial converted part of their convertible debenture.  Pursuant to the conversion, the Company  issued 200,000 shares at $0.12 and reduced the note payable by $24,000. The issuance of such securities was exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

There were no other unregistered sales of the Company’s equity securities during the quarter ended September 30, 2011, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

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
*Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Date: June 26, 2012	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)