Form 10-K/A
period 2011-12-31
Amerilithium Corp.
filed 2012-06-28
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $10,244,830.26.  As of June 28, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 90,389,885.

Explanatory Note

On May 18, 2012, the Company’s sole member of the board of directors (the “Board”) and executive officer, after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s audited financial statements for the fiscal year ended December 31, 2011, filed in a yearly report on Form 10-K with the Securities and Exchange Commission (the “Commission”) on April 4, 2012, contained certain material misstatements. Our financial statements contained in this amended yearly report on Form 10-K/A restate a previous error in GAAP accounting for the Company’s convertible debentures. The convertible debentures issued in fiscal year 2011 contain a beneficial conversion feature that was not previously recognized in the financial statements. In accordance with the applicable GAAP standards, the Company calculated and recognized a beneficial conversion feature on the grant date equal to the intrinsic value of the conversion feature. Please see the current report on Form 8-K filed with the Commission on May 21, 2012 and our restated financial statements contained herein.

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

A permit grants the exclusive right to explore for Alberta-owned metallic and industrial minerals in a specified location. Other jurisdictions in Canada use the term “mineral claim” for this type of agreement. A permit can be held for up to 14 years, and is not renewable.  While there is no annual rent, permit holders are required to conduct exploration work and must report on the work every two years. The permits were re-filed on March 19, 2012.

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

Normans Lake Project Exploration license is valid until May 24, 2016 and has a yearly rental of $2,724.00 AUD, due on the May 24, every year.  This license has an annual commitment of $24,000.00 AUD.  The Company is currently up to date with meeting all annual commitments.

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

As of June 27, 2012, the Company has completed preliminary geophysical studies of the properties and is developing an initial drill program.  At this time, we do not have an estimated cost for this project.

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

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE FUTURE LOSSES.

We have not generated any revenues to date.  We incurred losses of approximately $996,265 and $1,066,066, respectively, for the fiscal years ended December 31, 2011 and 2010.  We have accumulated losses since inception of approximately $2,207,740.  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever.  If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

As of June 28, 2012, Matthew Worrall, our President and Chief Executive Officer, beneficially owned approximately 20.45% of our outstanding common stock.  Mr. Worrall is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock.  In addition, Mr. Worrall is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of the Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable as a smaller reporting company.

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

Calendar Quarter Ended:

	High	Low
2012
March 31	$0.075	0.063
2011
March 31	$0.53	$0.25
June 30	0.57	0.20
September 30	0.23	0.13
December 31	0.19	0.044
2010
March 31	$3.00	$0.90
June 30	1.90	0.50
September 30	0.78	0.27
December 31	0.57	0.20

(b) Holders

As of June 28, 2012, we had approximately 71 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

There were no other unregistered sales of the Company’s equity securities during the fiscal year end December 31, 2011, other than those previously reported in a Current Report on Form 8-K.

The foregoing recent sales of unregistered securities were not registered under the Securities Act of 1933, as amended (the “Securities Act”), but qualified for exemption under Section 4(2) of the Securities Act because the issuance of the shares by the Company did not involve a “public offering,” as defined in Section 4(2) of the Securities Act, and due to the insubstantial number of persons involved in the offering, size of the offering, manner of the offering and number of securities offered. In addition, these shareholders had the necessary investment intent as required by Section 4(2) of the Securities Act since they agreed to, and received, share certificates bearing a legend stating that such securities are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we believe we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act.

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

It is the Company’s intention that, once the relevant approvals have been granted, to implement a staged drill program focusing on the Company’s Lithium Brine Assets in Nevada, USA.  It is the Company’s intention to start this stage of development towards the beginning of the 3rd quarter 2012.

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

General and Administrative Expenses

For the years ended December 31, 2011 and 2010, general and administrative expenses decreased from $1,065,041 to $872,649, respectively, due to better cost controls.  Amerilithium paid legal and professional fees of $297,455 and $419,427 for the years ended December 31, 2011 and 2010, respectively.  The decrease in legal and professional fees was due to re-negotiation of existing agreements.  Additionally, general and administrative expenses for the year ended December 31, 2011, consisted of salaries of $150,500, depreciation and amortization of $1,223, mineral property expenditures of $272,188, marketing and advertising of $80,303, insurance of $21,047, dues and subscriptions of $13,661 and other general and administrative expenses of $54,632.

Comparatively, for the year ended December 31, 2010, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $208,500, depreciation and amortization of $887, marketing and advertising of $74,116, insurance of $18,163, dues and subscriptions of $11,824, taxes of $18,360 and other general and administrative costs of $25,841.  The decrease between periods was due to a decrease in legal and professional fees.

The Company has reduced their loss by $69,801 for the year ended December 31, 2011 versus December 31, 2010.  The Company recorded a loss of $996,265 and $1,066,066 for the years ended December 31, 2011 and 2010, respectively.  The reduction was due to better cost controls.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2011, compared to December 31, 2010.

	December 31, 2011	December 31, 2010	Increase/Decrease
Current Assets	$501,202	$230,554	$270,648
Current Liabilities	$29,909	$75,663	$(45,754)
Working Capital (Deficit)	$493,030	$154,891	$338,139

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

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of June 28, 2012. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

None.

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of June 28, 2012, our authorized capitalization is 150,000,000 shares of common stock, $0.001 par value per share. As of June 28, 2012, there were 90,389,885 shares of our common stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.

The following table sets forth, as of June 28, 2012, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of our officer or director is c/o the Company at 871 Coronado Center Drive, Suite 200, Henderson, Nevada 89052.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class

Matthew Worrall	18,488,337	20.45%
President, Chief Executive Officer, Chief Financial Officer, Director

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

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

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2011	December 31, 2010

Audit and Audit Related Fees	$21,000	$15,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on November 5, 2008)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed on March 12, 2010)

3.3	Bylaws (Incorporated by reference to Form S-1 filed on November 5, 2008)

4.1	JMJ Financial Convertible Promissory Note $1,850,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.2	JMJ Financial Convertible Promissory Note $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.3	Additional Default Provisions with JMJ Financial, dated June 29, 2011 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.4	Secured & Collateralized Promissory Notes $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.5	Amendment to Convertible Promissory Note (Incorporated by reference to Current Report on Form 8-K filed on July 18, 2011)

10.1	Letter Agreement, dated June 29, 2011 between the Company and JMJ Financial (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

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

AMERILITHIUM CORP.

Dated: June 28, 2012	By:	/s/ Matthew Worrall
Matthew Worrall
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Matthew Worrall	Chairman, Chief Executive Officer (Principal Executive	June 28, 2012
Matthew Worrall	Officer), Chief Financial Officer (Principal Financial
Officer) (Principal Accounting Officer)

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Restated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Restated Balance Sheet:
December 31, 2011 and 2010	F-3

Restated Statements of Operations:
For the Years Ended December 31, 2011 and 2010	F-4

Restated Statements of Stockholders' Deficit
For the Years Ended December 31, 2011 and 2010	F-5

Restated Statements of Cash Flows:
For the Years Ended December 31, 2011 and 2010	F-6

Restated Notes to Financial Statements:
December 31, 2011	F-7

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AMERILITHIUM CORP. (Formerly Kodiak International, Inc.)

I have audited the accompanying balance sheets of AMERILITHIUM CORP. (Formerly Kodiak International, Inc; An Exploration Stage Company) as of December 31, 2011 and 2010, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period from February 2, 2004 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERILITHIUM CORP. (Formerly Kodiak International, Inc.; An Exploration Stage Company) as of December 31, 2011 and 2010 and the results of its operations and cash flows for the years then ended and the period from February 2, 2004 (inception) to December 31, 2011 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note #2 to the financial statements, the Company has had no operations and has no established source of revenue.  This raises substantial doubt about its ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note #2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thomas J Harris

Thomas J Harris, CPA

Seattle, Washington

March 29, 2012 except Note 3 which is dated June 19, 2012

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Balance Sheet

	December 31,	December 31,
	2011	2010
	(Restated)
ASSETS
Current assets:
Cash	$ 501,203	$ 230,554
Total current assets	501,203	230,554

Fixed Assets
Computer Equipment	7,704	6,892
Total Fixed Assets	7,704	6,892
Less Accumulated Depreciation	1,119	887
Net Fixed Assets	6,585	6,005

Other Assets
Mining Claims	7,225,000	7,111,000
Other assets (restated)	-	-
Total Other Assets	7,225,000	7,111,000
Total assets	$ 7,732,788	$ 7,347,559

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 29,909	$ 17,303
Accrued taxes	-	18,360
Convertible Debentures Current portion (Restated)	-	40,000
Total current liabilities	29,909	75,663

Long-term liabilities:
Convertible Debentures (restated)	451,108

Total long-term liabilities	451,108	-

Total liabilities	481,017	75,663

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
71,724,104 and 67,277,224 shares issued and outstanding	71,724	67,277
Capital in excess of par value (restated)	9,387,787	8,416,094
Deficit accumulated during the development stage (restated)	(2,207,740)	(1,211,475)
Total stockholders' equity	7,251,771	7,271,896
Total liabilities and stockholders' deficit	$ 7,732,788	$ 7,347,559

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Statements of Operations

			Cumulative,
			Inception,
			February 2,
	Year Ended	Year Ended	2004 Through
	December 31,	December 31,	December 31,
	2011	2010	2011
	(Restated)
Revenue

Operating expenses:
Salaries	150,500	208,500	421,757
Depreciation and Amortization	1,223	887	2,109
Mineral Property Expenditures	272,188	287,923	364,111
Legal and professional fees	297,455	419,427	983,501
Marketing and Advertising	80,303	74,116	154,430
Insurance	21,047	18,163	39,210
Dues and Subscriptions	13,661	11,824	27,130
Taxes	(18,360)	18,360	725
Other general and administrative	54,632	25,841	81,895
Total operating expenses	872,649	1,065,041	2,074,868
(Loss) from operations	(872,649)	(1,065,041)	(2,074,868)

Other income (expense):
Currency losses	(2,531)		(10,762)
Interest (expense) (restated)	(121,085)	(1,025)	(122,110)
(Loss) before taxes	(996,265)	(1,066,066)	(2,207,740)

Provision (credit) for taxes on income	-		-
Net (loss)	$ (996,265)	$ (1,066,066)	$ (2,207,740)

Basic earnings (loss) per common share	$ (0.0143)	$ (0.0174)

Weighted average number of shares outstanding	69,500,664	61,338,612

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Statement of Stockholders' Equity

				Deficit
				Accumulated
			Capital in	During the
	Common Stock		Excess of	Development
	Shares	Amount	Par Value	Stage	Total

Inception, February 2, 2004 through December 31, 2005 (Audited):
Shares Issued	4,740,000	$ 4,740	$ 14,060		$ 18,800
Net (loss)				(104)	(104)
Balances, December 31, 2005	4,740,000	4,740	14,060	(104)	18,696

Year Ended December 31, 2006 (Audited)
Shares Issued	360,000	360	6,840		7,200
Net (loss)				(20,020)	(20,020)
Balances, December 31, 2006	5,100,000	5,100	20,900	(20,124)	5,876

Year Ended December 31, 2007 (Audited)
Shares Issued					-
Net (loss)				(981)	(981)
Balances, December 31, 2007 (Audited)	5,100,000	5,100	20,900	(21,105)	4,895

Shares Issued, August 22, 2008	1,500,000	1,500	58,500		60,000
Net (loss)				(41,539)	(41,539)
Balances, December 31, 2008 (Audited)	6,600,000	6,600	79,400	(62,644)	23,356

Shares Issued, November 18, 2009	200,000	200	49,800		50,000
Net (loss)				(82,765)	(82,765)
Balances, December 31, 2009 (Audited)	6,800,000	6,800	129,200	(145,409)	(9,409)

Forward Stock Split 8:1	54,400,000	47,600	(47,600)		-
Stock issued for purchase of mining claims	5,950,000	5,950	6,804,050		6,810,000
Stock issued for financing agreement	1,218,891	1,219	1,044,552		1,045,771
Stock issued for loan conversion	4,800,000	4,800	25,200		30,000
Stock issued for advisory services	175,000	175	80,425		80,600
Stock issued for consultancy agreement	350,000	350	184,650		185,000
Stock issued for finders fee agreement	300,000	300	95,700		96,000
Stock issued with warrant	83,333	83	99,917		100,000
Net (loss)				(1,066,066)	(1,066,066)
Balances, December 31, 2010 (Audited)	67,277,224	67,277	8,416,094	(1,211,475)	7,271,896

Stock issued for purchase of mining claims	600,000	600	107,400		108,000
Stock issued for financing agreement	751,880	752	199,248		200,000
Stock issued for loan conversion	2,400,000	2,400	223,600		226,000
Bond discount on convertible debentures			267,240		267,240
Stock issued for advisory services	195,000	195	52,205		52,400
Stock issued for consultancy agreement	500,000	500	122,000		122,500
Net (loss)				(996,265)	(996,265)
Balances, December 31, 2011 (Audited)	71,724,104	$ 71,724	$ 9,387,787	$ (2,207,740)	$ 7,251,771

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Cumulative,
			Inception,
			February 2,
	Year Ended	Year Ended	2004 Through
	December 31,	December 31,	December 31,
	2011	2010	2011
	(Restated)		(Restated)
Cash flows from operating activities:
Net (loss)	$ (996,265)	$ (1,066,066)	$ (2,207,740)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Expenses paid by issuance of Common Stock:	174,900		536,500
Amortization of bond discount and OID	117,849		117,849
Depreciation and Amortization	233	887	1,119
Change in current assets and liabilities:
Accounts payable and accrued expenses	(24,256)	35,663	11,407
Net cash flows from operating activities	(727,539)	(1,029,516)	(1,540,865)

Cash flows from investing activities:
Purchase of fixed assets	(812)	(6,892)	(7,704)
Purchase of Mining Rights	(6,000)	(301,000)	(307,000)
Net cash flows from investing activities	(6,812)	(307,892)	(314,704)

Cash flows from financing activities:
Proceeds from sale of common stock	200,000	1,537,371	1,887,162
Convertible debenture, net of OID	845,000		469,610
Stock subscription payable			-
Advances from shareholder		(10,000)	-
Proceeds/(Payment) of notes payable	(40,000)	40,000	-

Net cash flows from financing activities	1,005,000	1,567,371	2,356,772
Net cash flows	270,649	229,963	501,203

Cash and equivalents, beginning of period	230,554	591	-
Cash and equivalents, end of period	$ 501,203	$ 230,554	$ 501,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ 108,000	$ 6,810,000	$ 6,918,000
Shares issued to settle convertible debenture	$ 226,000		$ 226,000

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

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

Note 3 - Restatement

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

The following table represents the effects of the restated statements as of September 30, 2011 and December 31, 2011:

	Restated 9/30/2011	Original 9/30/2011	Restated 12/31/2011	Original 12/31/2011
Sales	-	-	-	-

Loss	(737,206)	(687,014)	(996,265)	(844,074)

Common Stock	69,574	69,574	71,724	71,724

Paid in Surplus	9,107,537	8,922,577	9,387,787	9,120,227

Retained Deficit	(1,948,681)	(1,898,489)	(2,207,740)	(2,055,549)

Earnings Per Share	(0.0108)	(0.0100)	(0.0143)	(0.0121

Convertible Debenture	471,347	656,640	451,108	619,000

Interest Expense	53,719	3,527	121,085	7,054

Other Assets	-	34,313	-	30,787

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

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

The provision for Deferred Tax Asset for Federal income tax consists of the following:

	2010	2011
Refundable Federal income tax attributable to:
Current operations	$(362,462)	$(338,730)
Less, Nondeductible expenses	-0-	-0-
-Less, Change in valuation allowance	362,462	338,730
Net refundable amount	-	-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	2010	2011
Deferred tax asset attributable to:
Net operating loss carryover	$411,902	$748,592
Less, Valuation allowance	(411,902)	(748,592)
Net deferred tax asset	-	-

At December 31, 2011, an unused net operating loss carryover approximating $2,207,740 is available to offset future taxable income; it expires beginning in 2025.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

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

Note 6 – Employment and Consulting Agreements

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

Note 7 – Financing Agreement

On March 28, 2010 the Company entered into a financing agreement with Sunrise Energy Investment Ltd.  The Company will sell up to $10,000,000 of its common stock.

Note 8 – Mining Rights

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

As of December 31, 2011 the Company has received proceeds from these notes totaling $845,000 with a total amount due at maturity of $919,360  Additionally, the company recorded the intrinsic value of the beneficial conversion feature on the grant date.  As of December 31, 2011the convertible debentures had an

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

unamortized  discount of  $154,925.

During 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 2,400,000 shares of stock and reduced their convertible note payable by $226,000.  The balance of these notes at December 31, 2011 was $451,108, net of $52,368 in original issue discount and $154,925 of intrinsic bond discount.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Restated Notes to Financial Statements

                                                                                                                                                 December 31, 2011

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

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

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

F-8