Form 10-Q/A
period 2012-03-31
Amerilithium Corp.
filed 2012-07-03
CIK 1448763

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

Yes [   ] No [X]

As of July 3, 2012, there were 90,389,885 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

On May 18, 2012, the Company’s sole member of the board of directors (the “Board”) and executive officer, after consultation with the Company’s independent registered public accounting firm, concluded that the Company’s unaudited financial statements for the period ended March 31, 2012 filed in a quarterly report on Form 10-Q with the Securities and Exchange Commission (the “Commission”) on May 21, 2012, contained material misstatements.  Our financial statements contained in this amended quarterly report on Form 10-Q/A for the period ended March 31, 2012 restate a previous error in accounting for the Company’s convertible debentures.  The convertible debentures issued in fiscal year 2011 contain a beneficial conversion feature that was not previously recognized.  In accordance with the applicable GAAP, the Company calculated and recognized a beneficial conversion feature on the grant date equal to the intrinsic value of the conversion feature.  Please see the current report on Form 8-K filed with the Commission on May 21, 2012 and our restated financial statements contained herein.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Restated Financial Statements

Restated Balance Sheet:
March 31, 2012 and December 31, 2011	F-2

Restated Statements of Operations:
For the three months ended March 31, 2012 and 2011	F-3

Restated Statements of Cash Flows:
For the three months ended March 31, 2012 and 2011	F-4

Restated Notes to Financial Statements:
March 31, 2012	F-5

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Balance Sheet

	March 31,	December 31,
	2012	2011
	(Restated)	(Restated)
ASSETS
Current assets:
Cash	$ 361,633	$ 501,203
Total current assets	361,633	501,203

Fixed Assets
Computer Equipment	7,704	7,704
Total Fixed Assets	7,704	7,704
Less Accumulated Depreciation	1,504	1,119
Net Fixed Assets	6,200	6,585

Other Assets
Mining Claims	7,225,000	7,225,000
Other assets (restated)	-	-
Total Other Assets	7,225,000	7,225,000
Total assets	$ 7,592,833	$ 7,732,788

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 25,235	$ 29,909
	-
Total current liabilities	25,235	29,909

Long-term liabilities:
Convertible Debentures (restated)	419,201	451,108

Total long-term liabilities	419,201	451,108

Total liabilities	444,436	481,017

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
82,448,529 and 71,724,104 shares issued and outstanding	82,449	71,724
Capital in excess of par value (restated)	9,919,022	9,387,787
Deficit accumulated during the development stage (restated)	(2,853,074)	(2,207,740)
Total stockholders' equity	7,148,397	7,251,771
Total liabilities and stockholders' deficit	$ 7,592,833	$ 7,732,788

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Restated Statements of Operations

			Cumulative,
			Inception,
			February 2,
	Three Months	Three Months	2004 Through
	March 31,	March 31,	March 31,
	2012	2011	2012
	(Restated)		(Restated)

Revenue

Operating expenses:
Salaries	34,500	34,500	456,257
Depreciation and Amortization	385	279	2,494
Mineral Property Expenditures	131,907	170,420	496,018
Legal and professional fees	210,755	32,830	1,194,256
Marketing and Advertising	68,514	1,160	222,944
Insurance	5,581	3,953	44,791
Dues and Subscriptions	2,544	2,352	29,674
Taxes	-	725	725
Other general and administrative	23,156	9,609	105,051
Total operating expenses	477,342	255,828	2,552,210
(Loss) from operations	(477,342)	(255,828)	(2,552,210)

Other income (expense):
Currency losses			(10,762)
Interest (expense) (restated)	(167,992)		(290,102)
(Loss) before taxes	(645,334)	(255,828)	(2,853,074)

Provision (credit) for taxes on income	-		-
Net (loss)	$ (645,334)	$ (255,828)	$ (2,853,074)

Basic earnings (loss) per common share	$ (0.0084)	$ (0.0038)

Weighted average number of shares outstanding	77,086,317	67,685,664

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows

			Cumulative,
			Inception,
			February 2,
	Three Months	Three Months	2004 Through
	March 31,	March 31,	March 31,
	2012	2011	2012
	(Restated)		(Restated)
Cash flows from operating activities:
Net (loss)	$ (645,334)	$ (255,828)	$ (2,853,074)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Expenses paid by issuance of Common Stock:	103,000		639,500
Amortization of bond discount and OID	147,993		265,842
Depreciation and Amortization	385	280	1,504
Change in current assets and liabilities:
Accounts payable and accrued expenses	4,387	78,802	15,793
Net cash flows from operating activities	(389,569)	(176,746)	(1,930,435)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(7,704)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	-	-	(314,704)

Cash flows from financing activities:
Proceeds from sale of common stock		222,405	1,887,162
Convertible debenture, net of OID	250,000		719,610
Stock subscription payable			-
Advances from shareholder			-
Proceeds/(Payment) of notes payable	-		-

Net cash flows from financing activities	250,000	222,405	2,606,772
Net cash flows	(139,569)	45,659	361,633

Cash and equivalents, beginning of period	501,202	230,554	-
Cash and equivalents, end of period	$ 361,633	$ 276,213	$ 361,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ (17,207)	$ -	$ (17,207)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle convertible debenture	$ 403,753		$ 629,753

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

On February 24, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares at $0.048 and reduced the note payable by $96,000

On March 13, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 2,000,000 shares at $0.04688 and reduced the note payable by $93,760.

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

As of December 31, 2011 the Company has received proceeds from these notes totaling $845,000 with a total amount due at maturity of $919,360  Additionally, the company recorded the intrinsic value of the beneficial conversion feature on the grant date.  As of December 31, 2011the convertible debentures had an unamortized  discount of  $154,925.

During 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 2,400,000 shares of stock and reduced their convertible note payable by $226,000.  The balance of these notes at December 31, 2011 was $451,108, net of $52,368 in original issue discount and $154,925 of intrinsic bond discount.

During 2012, JMJ Financial converted a portion of their convertible debenture into common stock.  The company issued 9,300,000 shares of stock and reduced their convertible note payable by $420,960.  Additionally, the company incurred a conversion penalty of $8,851, which was recorded as interest expense and added to the liability.  The balance of the notes at March 31, 2012 was $181,701.

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

Note 11 – Placement Agent:

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

On April 25, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,300,000 shares of common stock.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Plan of Operation

The Company’s plan of operations for the next 12 months is finalizing its Nevada drill program after carefully reviewing the results from its recent Gravity and CSMAT Geophysical Surveys in Nevada, USA. Additionally, the Company is planning to finalize with the assistance of its strategic partner its planned start of exploration on its Australian based assets. The Company intends to implement its drilling program in both Nevada and Australia by the end of the third Quarter.

Results of Operations

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	For the Three Months Ended March 31,		February 2, 2004 (inception) through March 31,
	2012	2011	2012
Net sales	$0	0	0
Gross profit	$0	0	0
Total operating expenses	$477,342	255,828	2,552,210
(Loss) from operations	$(477,342)	(255,828)	(2,552,210)
Net loss	$(645,334)	(255,828)	(2,853,074)
Loss per common share – basic and diluted	$(0.0084)	(0.0038)

We are an exploration stage company and have not yet commenced material operations.  As of March 31, 2012 we have not generated any revenue or profit.

For the three months ended March 31, 2012 and 2011, total operating expenses increased from $477,342 to $255,828 due to increased business operations.

Our operating expenses for the three months ended March 31, 2012 consisted of salaries of $34,500, depreciation and amortization of $385, mineral property expenditures of $131,907, marketing and advertising of $68,514, insurance of $5,581, dues and subscriptions of $2,544 and other general and administrative expenses of $23,156.  We paid legal and professional fees of $210,755 and $32,830 for the three months ended March 31, 2012 and 2011, respectively.  The increase in legal and professional fees was due to compliance from increased business operations.

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

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012 and December 31, 2011.

	December 31, 2011	March 31, 2012
Current Assets	$501,203	361,633
Current Liabilities	$29,909	25,235
Working Capital	$471,294	336,398

At March 31, 2012 we had working capital of $336,398, as compared to working capital of $471,294, at December 31, 2011, a decrease of $134,896.  The decrease is primarily related to an increase in property expenditures.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2012 and 2011 was $(389,569) and $(176,746), respectively. The net loss for the three months ended March 31, 2012 and 2011 was $(645,334) and $(255,828), respectively. Cash used in operating activities for the three months ended March 31, 2012 and 2011 was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended March 31, 2012 and 2011, was $250,000 and $222,405, respectively.

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

Going Concern

At March 31, 2011, we were engaged in business operations and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended March 31, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2011, filed with the SEC on June 28, 2012.

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

On February 24, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 2,000,000 shares at $0.048 and reduced the note payable by $96,000.

On March 13, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 2,000,000 shares at $0.04688 and reduced the note payable by $93,760.

On March 14, 2012, the Company issued 50,000 shares at $0.06 to three advisors as part of their advisory agreements.

On March 21, 2012, the Company issued 225,000 shares at $0.08 to GeoXplor as part of the renegotiation of the payment plan on the purchase of mining property.

On April 04, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 2,000,000 shares at $0.04560 and reduced the note payable by $91,200.

On April 24, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 1,300,000 shares at $0.04160 and reduced the note payable by $54,080.

On May 03, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 1,200,000 shares at $0.04160 and reduced the note payable by $49,920.

On May 14, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 600,000 shares at $0.04160 and reduced the note payable by $24,960.

On May 30, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 941,356 shares at $0.03760 and reduced the note payable by $35,395.

On June 13, 2012, JMJ Financial converted an amount on their convertible debentures. The Company issued 500,000 shares at $0.03200 and reduced the note payable by $16,000.

There were no other unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012, other than those previously reported in a Current Report on Form 8-K.

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
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Date: July 3, 2012	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)