Form 10-Q/A
period 2011-09-30
Amerilithium Corp.
filed 2012-07-31
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

Yes [  ]  No [X]

As of July 30, 2012, there were 94,489,885 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 4.	Controls and Procedures.	2

PART II – OTHER INFORMATION

Item 6.	Exhibits.	3

Signatures		4

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to Amerilithium Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed with the U.S. Securities and Exchange Commission on November 18, 2011 (the “Form 10-Q"), is solely to revise our disclosure in Item 4. Controls and Procedures.

No other changes have been made in this Amendment to the Form 10-Q. This Amendment speaks as of the original date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

AMERILITHIUM CORP.

Date: July 30, 2012	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)

4