Form 10-K/A
period 2011-12-31
Amerilithium Corp.
filed 2012-07-31
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]   No [X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2011, was $10,244,830.26.  As of July 30, 2012, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 94,489,885.

TABLE OF CONTENTS

PART II

Item 9A.	Controls and Procedures.	5

	PART IV

Item 15.	Exhibits, Financial Statements Schedules.	7

SIGNATURES		9

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to Amerilithium Corp.’s Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the U.S. Securities and Exchange Commission on April 4, 2012 (the “Form 10-K"), is solely to revise our disclosure in Item 4. Controls and Procedures.

No other changes have been made in this Amendment to the Form 10-K. This Amendment speaks as of the original date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our PEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based upon that evaluation, the PEO and PFO concluded that the Company’s disclosure controls and procedures were not effective.

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

AMERILITHIUM CORP.

Dated: July 30, 2012	By:	/s/ Matthew Worrall
Matthew Worrall
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Matthew Worrall	Chairman, Chief Executive Officer (Principal Executive	July 30, 2012
Matthew Worrall	Officer), Chief Financial Officer (Principal Financial
Officer) (Principal Accounting Officer)

9