Form 10-Q
period 2012-06-30
Amerilithium Corp.
filed 2012-08-14
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

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

Yes [   ] No [X]

As of August 14, 2012, there were 94,489,885 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Financial Statements

Balance Sheet:
June 30, 2012 and December 31, 2011	F-2

Statements of Operations:
For the three and six months ended June 30, 2012 and 2011	F-3

Statements of Cash Flows:
For the six months ended June 30, 2012 and 2011	F-4

Notes to Financial Statements:
June 30, 2012	F-5

F-1

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheet

	Unaudited	(Restated - Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$ 364,623	$ 501,203
Total current assets	364,623	501,203

Fixed Assets
Computer Equipment	7,704	7,704
Furniture and Equipment	2,393
Total Fixed Assets	10,097	7,704
Less Accumulated Depreciation	1,969	1,119
Net Fixed Assets	8,128	6,585

Other Assets
Mining Claims	7,225,000	7,225,000
Other assets
Total Other Assets	7,225,000	7,225,000
Total assets	$ 7,597,751	$ 7,732,788

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 50,145	$ 29,909

Total current liabilities	50,145	29,909

Long-term liabilities:
Convertible Debentures	356,765	451,108

Total long-term liabilities	356,765	451,108

Total liabilities	406,910	481,017

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
90,389,885 and 71,724,104 shares issued and outstanding	90,390	71,724
Capital in excess of par value	10,258,361	9,387,787
Deficit accumulated during the development stage	(3,157,910)	(2,207,740)
Total stockholders' equity	7,190,841	7,251,771
Total liabilities and stockholders' deficit	$ 7,597,751	$ 7,732,788

F-2

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
					Unaudited
					Cumulative,
					Inception,
	Three Months	Three Months	Six Months	Six Months	February 2,
	Ended	Ended	Ended	Ended	2004 Through
	June 30,	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011	2012

Sales	$ -	$ -	$ -	$ -	$ -
Cost of Sales	-	-	-	-	-
Cost of Sales	-	-	-	-	-

General and administrative expenses:
Salaries	34,500	34,500	69,000	69,000	490,757
Depreciation and Amortization	465	279	850	559	2,959
Mineral Property Expenditures	14,362	24,319	146,270	194,740	510,380
Legal and professional fees	34,441	178,725	246,196	211,555	1,191,857
Marketing and Advertising	45,377	6,584	113,891	7,744	268,321
Insurance	4,840	5,934	10,421	9,886	49,631
Dues and Subscriptions	2,567	2,138	2,567	4,490	32,241
Taxes	-	(18,360)	-	(18,360)	725
Other general and administrative	11,971	6,857	36,670	17,190	119,256
Total operating expenses	148,523	240,976	625,865	496,804	2,666,127
(Loss) from operations	(148,523)	(240,976)	(625,865)	(496,804)	(2,666,127)

Other income (expense):
Interest Income					-
Currency losses					(10,762)
Interest (expense)	(156,313)		(324,305)		(481,021)
(Loss) before taxes	(304,836)	(240,976)	(950,170)	(496,804)	(3,157,910)

Provision (credit) for taxes on income	-		-		-
Net (loss)	$ (304,836)	$ (240,976)	$ (950,170)	$ (496,804)	$ (3,157,910)

Basic earnings (loss) per common share	$ (0.0038)	$ (0.0035)	$ (0.0117)	$ (0.0073)

Weighted average number of shares outstanding	81,056,995	68,094,262	81,056,995	68,094,262

F-3

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
			Unaudited
			Cumulative,
			Inception,
	Six Months	Six Months	February 2,
	Ended	Ended	2004 Through
	June 30,	June 30,	June 30,
	2012	2011	2012

Cash flows from operating activities:
Net (loss)	$ (950,170)	$ (496,804)	$ (3,157,910)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Expenses paid by issuance of Common Stock:	103,000		639,500
Amortization of bond discount and OID	273,398		842,354
Depreciation and Amortization	850	559	1,969
Change in current assets and liabilities:
Accounts payable and accrued expenses	20,236	(24,225)	50,145
Net cash flows from operating activities	(552,686)	(520,470)	(1,623,942)

Cash flows from investing activities:
Purchase of fixed assets	(2,393)	-	(10,097)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	(2,393)	-	(317,097)

Cash flows from financing activities:
Proceeds from sale of common stock		327,880	1,887,162
Convertible debenture, net of OID	418,500	430,000	418,500
Stock subscription payable			-
Advances from shareholder			-
Proceeds/(Payment) of notes payable	-		-

Net cash flows from financing activities	418,500	757,880	2,305,662
Net cash flows	(136,579)	237,410	364,623

Cash and equivalents, beginning of period	501,202	230,554	-
Cash and equivalents, end of period	$ 364,623	$ 467,964	$ 364,623

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ (301,897)	$ -	$ (301,897)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle convertible debenture	$ 305,155		$ 934,908

F-4

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

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

Mineral Property Acquisition and Exploration Costs – The company expenses all costs related to the exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves.  Per Note 8, the Company has expended $7,225,000 in acquisition of mining rights.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

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

Note 2 - Uncertainty, going concern:

At June 30, 2012, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

The following table represents the effects of the restated statements as of September 30, 2011, December 31, 2011, and March 31, 2012:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

	Restated 9/30/2011	Original 9/30/2011	Restated 12/31/2011	Original 12/31/2011	Restated 3/31/2012	Original 3/31/2012
Sales	-	-	-	-

Loss	(737,206)	(687,014)	(996,265)	(844,074)	(645,334)	(645,334)

Common Stock	69,574	69,574	71,724	71,724	82,449	82,449

Paid in Surplus	9,107,537	8,922,577	9,387,787	9,120,227	9,919,022	9,918,702

Retained Deficit	(1,948,681)	(1,898,489)	(2,207,740)	(2,055,549)	(2,853,074)	(2,849,520)

Earnings Per Share	(0.0108)	(0.0100)	(0.0143)	(0.0121	(0.0084)	(0.0084)

Convertible Debenture	471,347	656,640	451,108	619,000	419,201	428,643

Interest Expense	53,719	3,527	121,085	7,054	167,992	167,992

Other Assets	-	34,313	-	30,787	0	0

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

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

On September 23, 2011, the Company issued 65,000 shares at $0.18 to four advisors as part of their advisory agreements.

On September 23, 2011, the Company issued 200,000 shares at $0.18 as part of the purchase agreement for Clayton Deep extension.

On September 23, 2011, the Company issued 400,000 shares at $0.18 as part of the purchase agreement for Jackson Wash.

On September 29, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 200,000 shares at $0.12 and reduced the note payable by $24,000.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

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

On January 30, 2012, The Company issued 1,149,425 at $0.087 to TCA Global as part of the financing agreement.

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

On April 11, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares at $0.0456 and reduced the note payable by $91,200.

On April 25, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,300,000 shares at $0.0416 and reduced the note payable by $54,080.

On May 3, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,200,000 shares at $0.0416 and reduced the note payable by $49,920.

On May 14, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 600,000 shares at $0.0416 and reduced the note payable by $24,960.

On May 30, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 941,356 shares at $0.0376 and reduced the note payable by $35,395.

On June 6, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 500,000 shares at $0.032 and reduced the note payable by $16,000.

On June 13, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

issued 1,400,000 shares at $0.024 and reduced the note payable by $33,600.

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

On September 23, 2011 the Company entered into an agreement to purchase from Nevada Alaska Mining Company, Inc., an extension to its Clayton Deep property situated in Nevada, USA, comprising 17 claims. The purchase was funded by restricted common stock and cash. The total purchase price was $42,000.

On September 23, 2011 the Company entered into an agreement to purchase from Robert Craig and Barbara Anne Craig the Jackson Wash property situated in Nevada, USA, comprising 66 claims. The purchase was funded by restricted common stock. The total purchase price was $72,000.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

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

As of December 31, 2011 the Company has received proceeds from these notes totaling $845,000 with a total amount due at maturity of $919,360  Additionally, the company recorded the intrinsic value of the beneficial conversion feature on the grant date.  As of December 31, 2011, the convertible debentures had an unamortized  discount of  $154,925.

During 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 2,400,000 shares of stock and reduced their convertible note payable by $226,000.  The balance of these notes at December 31, 2011 was $451,108, net of $52,368 in original issue discount and $154,925 of intrinsic bond discount.

During 2012, JMJ Financial converted a portion of their convertible debenture into common stock.  The company issued 17,241,356 shares of stock and reduced their convertible note payable by $726,115.  Additionally, the company incurred a conversion penalty of $8,851, which was recorded as interest expense and added to the liability.  The balance of the notes at June 30, 2012 was $155,400, net of original issue discount of $29,970 and intrinsic bond discount of $39,885.

On January 30, 2012 the Company entered into a security agreement with TCA Global Credit Master Fund LP, related to a $250,000 convertible promissory note.  The security agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets.  The note bears interest at 12% and is convertible into shares of the Company’s common stock at a price equal to 95% of the lowest daily volume weighted average price.  The balance of this note on June 30, 2012 was $250,000, net of the amortized loan fee of $8,750.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                                 June 30, 2012

Note 12 – Subsequent Events:

On July 11, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares of common stock.

On July 25, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,100,000 shares of common stock.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Amerilithium Corp. (the “Company”) from time to time with the SEC (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the Filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks relating to the Company’s business, industry, and the Company’s operations and results of operations. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates and actual results. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Company’s plan of operations for the next 12 months is finalizing its Nevada drill program after carefully reviewing the results from its recent Gravity and CSMAT Geophysical Surveys in Nevada, USA.  The Company intends to evaluate received drill tenders, creating a program that meet the requirements to complete compliant reports post drilling. Additionally, after reviewing the results of the Company’s exploration of its Australian assets, the Company, with the assistance of its strategic partner, is planning to finalize a drilling program on the companies Australian based assets. The Company intends to implement its drilling program in Australia during the next fiscal quarter and follow up by instituting its Nevada based drill program shortly thereafter.

Results of Operations

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

	For the Three Months Ended June 30,		February 2, 2004 (inception) through June 30,
	2012	2011	2012
Net sales	$0	0	0
Gross profit	$0	0	0
Total operating expenses	$148,523	240,976	2,666,127
(Loss) from operations	$(148,523)	(240,976)	(2,666,127)
Net loss	$(304,836)	(240,976)	$ (3,157,910)
Loss per common share – basic and diluted	$(0.0038)	(0.0035)

We are an exploration stage company and have not yet commenced material operations.  As of June 30, 2012, we have not generated any revenue or profit.

For the three months ended June 30, 2011 and 2012, respectively, total operating expenses decreased from $240,976 to $148,523 due to decreased legal and professional fees.

Our operating expenses for the three months ended June 30, 2012, consisted of salaries of $34,500, depreciation and amortization of $465, mineral property expenditures of $14,362, marketing and advertising of $45,377, insurance of $4,840, dues and subscriptions of $2,567 and other general and administrative expenses of $11,971.  We paid legal and professional fees of $34,441 and $178,725 for the three months ended June 30, 2012 and 2011, respectively.  The decrease in legal and professional fees was due primarily to the Company saving on the increased expense of filing a registration statement on Form S-1 during the 2011 fiscal year.

Comparatively, for the three months ended June 30, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $34,500, depreciation and amortization of $279, mineral property expenditures of $24,319, marketing and advertising of $6,584, insurance of $5,934, dues and subscriptions of $2,138, taxes of $(18,360) and other general and administrative costs of $6,857.  The decrease between periods was due to decreased legal and professional fees.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

	For the Six Months Ended June 30,		February 2, 2004 (inception) through June 30,
	2012	2011	2012
Net sales	$0	0	0
Gross profit	$0	0	0
Total operating expenses	$625,865	496,804	2,666,127
(Loss) from operations	$(625,865)	(496,804)	(2,666,127)
Net loss	$(950,170)	(496,804)	(3,157,910)
Loss per common share – basic and diluted	$(0.0117)	(0.0073)

We are an exploration stage company and have not yet commenced material operations.  As of June 30, 2012, we have not generated any revenue or profit.

For the six months ended June 30, 2012 and 2011, respectively, total operating expenses increased from $625,865 to $496,804 due to increased business operations.

Our operating expenses for the six months ended June 30, 2012, consisted of salaries of $69,000, depreciation and amortization of $850, mineral property expenditures of $146,270, marketing and advertising of $113,891, insurance of $10,421, dues and subscriptions of $2,567 and other general and administrative expenses of $36,670.  We paid legal and professional fees of $246,196 and $211,555 for the six months ended June 30, 2012 and 2011, respectively.  The increase in legal and professional fees was due to compliance from increased business operations.

Comparatively, for the six months ended June 30, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $69,000, depreciation and amortization of $559, mineral property expenditures of $194,740 marketing and advertising of $7,744, insurance of $9,886, dues and subscriptions of $4,490, taxes of $(18,360) and other general and administrative costs of $17,190. The increase between periods was due to increased operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012 and December 31, 2011.

	December 31, 2011	June 30, 2012
Current Assets	$501,203	364,623
Current Liabilities	$29,909	50,145
Working Capital	$471,294	314,478

At June 30, 2012, we had working capital of $314,478, as compared to working capital of $471,294, at December 31, 2011, a decrease of $156,816.  The decrease is primarily related to on going business operations.

The Company expects its current resources to be insufficient for a period of approximately 12 months unless additional financing is received.  Management has determined that additional capital will be required in the form of equity or debt securities.  In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves.  There are no assurances that management will be able to raise capital on terms acceptable to the Company.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Net cash used in operating activities for the three months ended June 30, 2012 and 2011, was $148,523 and $240,976, respectively.  The net loss for the three months ended June 30, 2012 and 2011, was $304,836 and $240,976, respectively.  Cash used in operating activities for the three months ended June 30, 2012 and 2011, was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended June 30, 2012 and 2011, was $168,500 and $535,475, respectively.

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

Going Concern

At June 30, 2012, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended June 30, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012, other than those previously reported in a Current Report on Form 8-K.

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

AMERILITHIUM CORP.

Date: August 14, 2012	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)