Form 10-Q
period 2012-09-30
Amerilithium Corp.
filed 2012-11-14
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

Yes [   ] No [X]

As of November 14, 2012, there were 113,758,776 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Financial Statements

Balance Sheet:
September 30, 2012 and December 31, 2011	F-2

Statements of Operations:
For the three and nine months ended September 30, 2012 and 2011	F-3

Statements of Cash Flows:
For the nine months ended September 30, 2012 and 2011	F-4

Notes to Financial Statements:
September 30, 2012	F-5

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheet

	Unaudited	(Restated - Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash	$ 324,692	$ 501,203
Total current assets	324,692	501,203

Fixed Assets
Computer Equipment	7,704	7,704
Furniture and Equipment	2,393
Total Fixed Assets	10,097	7,704
Less Accumulated Depreciation	2,434	1,119
Net Fixed Assets	7,663	6,585

Other Assets
Mining Claims	7,225,000	7,225,000
Other assets
Total Other Assets	7,225,000	7,225,000
Total assets	$ 7,557,355	$ 7,732,788

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 36,193	$ 29,909

Total current liabilities	36,193	29,909

Long-term liabilities:
Convertible Debentures	361,994	451,108

Total long-term liabilities	361,994	451,108

Total liabilities	398,187	481,017

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
102,187,963 and 71,724,104 shares issued and outstanding	102,188	71,724
Capital in excess of par value	10,538,555	9,387,787
Deficit accumulated during the development stage	(3,481,575)	(2,207,740)
Total stockholders' equity	7,159,168	7,251,771
Total liabilities and stockholders' deficit	$ 7,557,355	$ 7,732,788

See accompanying notes to the financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
(Unaudited)
					Cumulative,
					Inception,
	Three Months	Three Months	Nine Months	Nine Months	February 2,
	Ended	Ended	Ended	Ended	2004 Through
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012
Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses:
Salaries	34,500	47,000	103,500	116,000	525,257
Depreciation and Amortization	465	279	1,315	838	3,424
Mineral Property Expenditures	129,365	63,832	275,635	258,571	639,745
Legal and professional fees	59,712	43,740	305,908	255,294	1,251,569
Marketing and Advertising	4,605	5,158	119,072	12,902	272,926
Insurance	6,302	5,581	16,723	15,467	55,933
Dues and Subscriptions	9,078	2,710	11,645	7,200	41,319
Taxes	-	-	-	(18,360)	725
Other general and administrative	26,369	15,852	62,463	33,044	145,625
Total operating expenses	270,396	184,152	896,261	680,956	2,936,523
(Loss) from operations	(270,396)	(184,152)	(896,261)	(680,956)	(2,936,523)

Other income (expense):
Interest Income					-
Currency losses		(2,531)		(2,531)	(10,762)
Interest (expense)	(53,269)	(53,719)	(377,574)	(53,719)	(534,290)
(Loss) before taxes	(323,665)	(240,402)	(1,273,835)	(737,206)	(3,481,575)

Provision (credit) for taxes on income	-		-		-
Net (loss)	$ (323,665)	$ (240,402)	$ (1,273,835)	$ (737,206)	$ (3,481,575)

Basic earnings (loss) per common share	$ (0.0037)	$ (0.0035)	$ (0.0146)	$ (0.0108)

Weighted average number of shares outstanding	86,956,034	68,447,937	86,956,034	68,447,937

See accompanying notes to the financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
(Unaudited)
			Cumulative,
			Inception,
	Nine months	Nine Months	February 2,
	Ended	Ended	2004 Through
	September 30,	September 30,	September 30,
	2012	2011	2012
Cash flows from operating activities:
Net (loss)	$ (1,273,835)	$ (737,206)	$ (3,481,575)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Expenses paid by issuance of Common Stock:	103,000	139,900	639,500
Amortization of bond discount and OID	359,119	37,508	561,427
Depreciation and Amortization	1,315	838	2,434
Change in current assets and liabilities:
Accounts payable and accrued expenses	6,284	(8,782)	36,193
Net cash flows from operating activities	(804,117)	(567,742)	(2,242,021)

Cash flows from investing activities:
Purchase of fixed assets	(2,393)	-	(10,097)
Purchase of Mining Rights	-	(6,000)	(307,000)
Net cash flows from investing activities	(2,393)	(6,000)	(317,097)

Cash flows from financing activities:
Proceeds from sale of common stock		201,039	1,633,810
Convertible debenture	630,000	678,640	1,250,000
Stock subscription payable			-
Advances from shareholder			-
Proceeds/(Payment) of notes payable	-	(40,000)	-

Net cash flows from financing activities	630,000	839,679	2,883,810
Net cash flows	(176,510)	265,937	324,692

Cash and equivalents, beginning of period	501,202	230,554	-
Cash and equivalents, end of period	$ 324,692	$ 496,491	$ 324,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ (336,222)	$ -	$ (336,222)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ 108,000	$ 6,918,000
Shares issued to settle convertible debenture	$ 535,947	$ 61,200	$ 1,165,700

See accompanying notes to the financial statements

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

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

Note 2 - Uncertainty, going concern:

At September 30, 2012, we were engaged in a business and had suffered losses from exploration stage activities to date. In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.

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

The following table represents the effects of the restated statements as of September 30, 2011, December 31, 2011 and March 31, 2012:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

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

Note 5 – Cumulative sales of stock:

Since inception, we have issued shares of common stock as follows:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

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

On June 13, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,400,000 shares at

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

$0.024 and reduced the note payable by $33,600.

On July 11, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,000,000 shares at $0.024 and reduced the note payable by $48,000.

On July 26, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,100,000 shares at $0.022 and reduced the note payable by $46,000.

On August 15, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 1,740,385 shares at $0.0208 and reduced the note payable by $36,200.

On August 15, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 557,693 shares at $0.0208 and reduced the note payable by $11,600.

On August 29, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 3,000,000 shares at $0.0168 and reduced the note payable by $50,400.

On September 27, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 2,400,000 shares at $0.01608 and reduced the note payable by $38,592.

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

On January 30, 2012 the Company entered into a security agreement with TCA Global Credit Master Fund LP, related to a $250,000 convertible promissory note.  The note bears interest at 12% and is convertible into shares of the Company’s common stock at a price equal to 95% of the lowest daily volume weighted average price

Note 8 – Mining Rights

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

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

Note 10 – Convertible Debentures:

On June 29, 2011, The Company entered into a 8% Note Purchase Agreement with JMJ Financial in which the Company issued to JMJ Financial a convertible promissory note in the amount of $1,850,000.  On July 7, 2011, the Company issued the first of 10 additional convertible promissory notes of $54,400 with original issue discount of $4,400.  These notes are convertible into shares of the Company’s common stock based on 80% of the lowest trade price in the 25 days previous to the conversion.  The Notes have a maturity of three years and each bear an 8% one-time original issue discount interest charge, payable on issuance.

As of December 31, 2011 the Company has received proceeds from these notes totaling $845,000 with a total amount due at maturity of $919,360  Additionally, the company recorded the intrinsic value of the beneficial conversion feature on the grant date.  As of December 31, 2011 the convertible debentures had an unamortized  discount of  $154,925.

During 2011, JMJ Financial converted a portion of their convertible debenture into common stock.  The Company issued 2,400,000 shares of stock and reduced their convertible note payable by $226,000.  The balance of these notes at December 31, 2011 was $451,108, net of $52,368 in original issue discount and $154,925 of intrinsic bond discount.

During 2012, JMJ Financial converted a portion of their convertible debenture into common stock.  The company issued 29,039,434 shares of stock and reduced their convertible note payable by $956,907.  Additionally, the company incurred a conversion penalty of $8,851, which was recorded as interest expense and added to the liability.  The balance of the notes at September 30, 2012 was $161,008, net of original issue discount of $34,400 and intrinsic bond discount of $44,015.

On January 30, 2012 the Company entered into a security agreement with TCA Global Credit Master Fund LP, related to a $250,000 convertible promissory note.  The security agreement grants to TCA a continuing, first priority security interest in all of the Company’s assets.  The note bears interest at 12% and is convertible into shares of the Company’s common stock at a price equal to 95% of the lowest daily volume weighted average price.  The balance of this note on September 30, 2012 was $250,000, net of the amortized loan fee of $5,000.

As part of the financing agreement, the Company issued 1,149,425 shares as a loan fee.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

                                                                                                                                        September 30, 2012

On June 29, 2012, the Company issued to JMJ Financial, the second of 10 additional convertible promissory notes of $26,200 with original issue discount of $2,200.  These notes are convertible into shares of the Company’s common stock based on 80% of the lowest trade price in the 25 days pervious to the conversion.

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

Note 12 – Subsequent Events:

On October 17, 2012, JMJ Financial converted an amount on their convertible debentures.  The Company issued 4,000,000 shares at $0.010400 and reduced the note payable by $41,600.

On November 8, 2012, The Company issued an additional 5,170,813 shares to TCA to cover the shortfall on the finance the $100,000 finance agreement commitment fee.

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

Plan of Operation

Headquartered in Henderson, Nevada, Amerilithium has amassed a portfolio of properties covering approximately 720,000 acres in the USA, Canada and Australia.

During 2011, the Company completed the initial three holes of the Company’s drill program on its Paymaster Asset, Nevada, USA and both Gravity and CSAMT (controlled source audio-frequency magnetotellurics) on the Company’s Full Monty, Clayton Deep and Jackson Wash assets in Nevada, USA. The Company has utilized this acquired data to complete an amended drill program for the Company’s Paymaster Asset, along with new programs to cover, Full Monty, Clayton Deep and the Jackson Wash assets. The Company has submitted the relevant documentation to BLM (Bureau of Land Management) in Nevada for approval, which has since been received.

During 2012, The Company initiated and completed its first program of exploration on the companies 3 Australian properties. The Company is in the final stages of planning a drill program for the Australian properties.

The Company’s current primary focus for 2012/2013 is as follows:

(1) The continued development of its U.S. properties;

(2) The initiation of drilling and development of our Australian properties targeting both Lithium and Gold:

(3) Establishing an economically viable lithium resource; and

(4) Strengthen the Company internally by the recruitment of strategic employees and advisors.

The Company intends to fund the intended exploration with current assets and additional funding from the Company’s current financing agreements. The Company believes that it will require an additional $1.5 million over the next 12 months to achieve its goals. Our ability to continue in existence is dependent on our ability to secure additional funding and commence full-scale operations

Results of Operations

For the three months ended September 30, 2012 Compared to three months ended September 30, 2011

	For the Three Months Ended September 30,		February 2, 2004 (inception) through September 30,
	2012	2011	2012
Net sales	$0	0	0
Gross profit	$0	0	0
Total operating expenses	$270,396	184,152	2,936,523
(Loss) from operations	$(270,396)	(184,152)	(2,936,523)
Net loss	$(323,665)	(240,402)	$ (3,481,575)
Loss per common share – basic and diluted	$0.00	0.00

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2012, we have not generated any revenue or profit.

For the three months ended September 30, 2012 and 2011, respectively, total operating expenses increased from $240,402 to $323,665 due to increased Property Expenditure, legal and professional fees.

Our operating expenses for the three months ended September 30, 2012, consisted of salaries of $34,500, depreciation and amortization of $465, mineral property expenditures of $129,365, marketing and advertising of $4,605, insurance of $6,302, dues and subscriptions of $9,078 and other general and administrative expenses of $26,369.  We paid legal and professional fees of $59,712 and $43,740 for the three months ended September 30, 2012 and 2011, respectively.  The increase in legal and professional fees was due primarily to the Company’s increased operations during the 2012 fiscal year.

Comparatively, for the three months ended September 30, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $47,000, depreciation and amortization of $279, marketing and advertising of $5,158, insurance of $5,581, dues and subscriptions of $2,710, and other general and administrative costs of $15,852.  The increase between periods was due primarily to, Property Expenditure, legal and professional fees.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

	For the Nine Months Ended September 30,		February 2, 2004 (inception) through September 30,
	2012	2011	2012
Net sales	$0	0	0
Gross profit	$0	0	0
Total operating expenses	$896,261	680,956	2,936,523
(Loss) from operations	$(896,261)	(680,956)	(2,936,523)
Net loss	$(1,273,835)	(737,206)	(3,481,575)
Loss per common share – basic and diluted	$(0.00)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2012, we have not generated any revenue or profit.

For the nine months ended September 30, 2012 and 2011, respectively, total operating expenses increased from $737,206 to $1,273,835 due to increased business operations.

Our operating expenses for the nine months ended September 30, 2012, consisted of salaries of $103,500, depreciation and amortization of $1,315, mineral property expenditures of $275,635, marketing and advertising of $119,072, insurance of $16,723, dues and subscriptions of $11,645 and other general and administrative expenses of $62,463.  We paid legal and professional fees of $305,908 and $255,294 for the nine months ended September 30, 2012 and 2011, respectively.  The increase in legal and professional fees was due to compliance from increased business operations, compliance costs related to restatements of the Company’s financials and the filing of a registration statement on Form S-1.

Comparatively, for the nine months ended September 30, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $116,00, depreciation and amortization of $838, mineral property expenditures of $258,571 marketing and advertising of $12,902, insurance of $15,467, dues and subscriptions of $7,200, and other general and administrative costs of $33,044.  The increase between periods was due to increased operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2012 and December 31, 2011.

	December 31, 2011	September 30, 2012
Current Assets	$501,203	324,692
Current Liabilities	$29,909	36,193
Working Capital	$471,294	288,499

At September 30, 2012, we had working capital of 288,499, as compared to working capital of $501,203, at December 31, 2011, a decrease of $182,795.  The decrease is primarily related to an increase in property expenditures.

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

Net cash used in operating activities for the three months ended September 30, 2012 and 2011, was $270,396 and $184,152, respectively.  The net loss for the three months ended September 30, 2012 and 2011, was $323,665 and $240,402, respectively.  Cash used in operating activities for the three months ended September 30, 2012 and 2011, was primarily for property expenditure.

Net cash obtained through all financing activities for the three months ended September 30, 2012 and 2011, was $225,000 and $250,000, respectively.

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

Going Concern

At September 30, 2012, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended September 30, 2012, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There has been no default in the payment of principal, interest, sinking or purchase fund installment, or any other material default, with respect to any indebtedness of the Company.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.IN	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Date: November 14, 2012	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)