Form 10-K
period 2012-12-31
Amerilithium Corp.
filed 2013-04-16
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[  ]  No[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[  ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[X]  No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	[ ]	Non-accelerated filer	[ ]

Accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]  No[X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2012, was $2,606,019  As of April 16, 2013, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 146,704,662.

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

On February 18, 2010, our articles of incorporation were amended to change the name of the corporation from “Kodiak International, Inc.”  to “Amerilithium Corp.”  as well as increase our authorized common shares to 150,000,000.  On January 31, 2013 we amended our articles of incorporation to increase authorized common shares from 150,000,000 to 500,000,000 and authorized 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock.

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

Clayton Deep and Full Monty properties have been physically examined by a Registered Civil Engineer.  Our Chief Executive Officer and Chief Geologist have visited both Clayton Deep and Full Monty on numerous times during the period from June 17, 2010 to April 15, 2013.

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

On September 1, 2012, We reduced the size number of claims held with the BLM for Full Monty. Full Monty is now comprised of 6 claims, totaling 480 Acres.

Clayton Deep covers a total area of 6,640 acres (10.375 square miles) in the southern part of Clayton Valley, Esmeralda County, Nevada, USA.  The following is a small-scale map showing the location and access to our Clayton Deep property:

R 37E
R 38E
R 39E
R 40E
T 2S
T 3S
T 4S
T 5S
2S 37E
2S 38E
2S 39E
2S 40E
3S 37E
3S 38E
3S 39E
3S 40E
4S 37E
4S 38E
4S 39E
4S 40E
5S 37E
5S 38E
5S 39E
5S 40E
P E A K
R A N G E
C L A Y T O N
Silverpeak
Red Mtn
Sheep Mtn
717069686766656463626160 59
7273747558 5 4 3 2 1 29282726
79787776 6 7 8 9 1011123031 32
80818219181716151413353433
8357202122232425363738
474645444342414039
484950515253545556

Nevada
95
6
Tonopah
6
Silverpeak
Clayton Deep
Claim
95
395
California
Not to Scale

N
Miles
0
1
2
4

Legend

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

In accordance with USA mining regulations, the Clayton Deep unpatented federal placer mining claims are in good standing until September 1, 2013.  Thereafter, a maintenance fee, currently of $48,189.50 must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2012 until 2013 have been paid in full. We are responsible for meeting the conditions above.

Full Monty covers a total area of 480 acres (0.75 square miles) in Nye County, Nevada, USA.  The claims are approximately 25 miles north of Clayton Valley, Esmeralda County, Nevada, USA.  The project consists of 6 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.  The claims were fully recorded April 30, 2010 with the US Bureau of Land Management, Reno, Nevada.  Named FM26, 27, 44, 45, 57 and 58, and assigned the Serial Numbers NMC 1022952, 1022953, 1022970, 1022971, 1022983 and 1022984. The following is a small-scale map showing the location and access to our Full Monty property:

7N 40E
7N 41E
7N 42E
R 40E
R 41E
R 41E
R 42E
6N 40E
6N 41E
6N 42E
VALLEY
SMOKY
T 6N
T 5N
5N 40E
5N 41E
5N 42E
2726
4544
5857
T 5N
T 4N
4N 40E
4N 41E
4N 42E
T 4N
T 3N
3N 40E
3N 41E
3N 42E

Full Monty Claim
Nevada
Tonopah
California
95
6
6
95
395
Not to Scale

N
Miles
0
1
2
4

Legend

- Full Monty Claim No.
- Sections
- Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

Full Monty Claim Blocks September 2012

FORSGREN Associates Inc.

In accordance with USA mining regulations, the Full Monty unpatented federal placer mining claims are in good standing until September 1, 2013.  Thereafter, a maintenance fee, currently $3,487 must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2012 until 2013 have been paid in full.  We are responsible for meeting the conditions above.

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

Clayton Deep and Full Monty Claims provide surface access and mineral rights, with the exception of claim FM 58, which we currently hold only mineral rights.

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

To date we have completed the following work on the Clayton Deep property:

- Geophysics - Gravity Survey; and

- Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics).

To date we have completed the following work on the Full Monty property:

- Geophysics - Gravity Survey; and

- Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics).

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

Jackson Wash has been physically examined by a Registered Civil Engineer.  Our Chief Executive Officer and Chief Geologist have visited both Clayton Deep and Full Monty on numerous times during the period from August 14, 2011 to April 15, 2013.

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

The following is a small-scale map showing the location and access to our Jackson Wash property:

MONTEZUMA
GOLDFIELD
R 40.5E
R 41E
R 42E
R 43E
R 41.5E
3S 40 1/2E
3S 41E
3S 42E
4S 40 1/2E
4S 41E
4S 42E
5S 41E
5S 41 1/2E
5S 42E
T 3S
T 4S
T 5S
Jackson Wash
Mine
Water Tank
WT
AQUEDUCT
4WD
Cuprite Hills
Ridge
1 2 3 4 5 6 7 8
9 10 11 12 13 15 16
17 18 19 20 21 23 24
25 26 27 28 29 31 32
33 34 35 36 37 39 40
41 42 43 44 45 47 48
49 50 51 52 53 55 56
62 63 64
70 71 72
78 79 80

95
6
Nevada
Tonopah
Jackon Wash
Claim
395
California
Not to Scale

N

0 0.75 1.5 3 Miles

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

The 65 claims were recorded September 1, 2011, with the US Bureau of Land Management, Reno, Nevada. Named JAC 1 thru 56, 62 thru 64, 70 thru 72, and 78 thru 80.

In accordance with USA mining regulations, the Jackson Wash unpatented federal placer mining claims are in good standing until September 1, 2013.  Thereafter, a maintenance fee, currently of $19,537 must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2012 until 2013 have been paid in full.  We are responsible for meeting the conditions above.

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

Deposition of lithium into Jackson Wash Basin may have been the result of direct mass wasting of these volcanic rocks into the valley, or by dissolution and transport of lithium by surface and groundwater, or some combination of these processes.  The Jackson Wash Basin gravity anomaly is likely associated with the Basin and Range structure that developed during the formation of the Silver Peak Range-Montezuma Range complex within the Walker Lane deformation belt Albers and Stewart also suggested that the Jackson Wash valley contained one or more large north-trending fault structures.

These inferred structures may be buried Basin and Range faults. Bedrock in the surrounding ridges and mountain ranges reveal evidence of thrust faults, high-angle strike slip faults, and high-angle dip slip faults.6 Many of these fractures are largely or entirely concealed by the post-fault sedimentary formations of Jackson Wash Basin.  To date we have completed the following work on the Jackson Wash property:

- Geophysics - Gravity Survey; and

- Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics).

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
Edmonton, Alberta
WEST-CENTRAL ALBERTA
AMERILITHIUM
Lithium Brine Project
JK
2010.03

The project covers a total area of 262,697.04 Hectares in Alberta, Canada encompassing Nampa, Berwyn, Grimshaw and Peace River. The project consists of 31 Metallic and Industrial Minerals permits, which were accepted, March 29, 2012.

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

Bare Rocks, Hoffman Hills & Normans Lake Properties have been physically examined by a qualified geologist.  Bare Rocks, Hoffman Hills & Normans Lake Properties were visited by our Chief Executive Officer and Chief Geologist during the period of March 5, 2013 to March 7, 2013.

Bare Rocks, Hoffman Hills & Normans Lake Properties cover an area of approximately 43,000 Acres (67 square miles) in Western Australia, lose to the town of Wagin, Australia. The projects total 55 graticule blocks.

The following is a small-scale map showing the location and access to Bare Rocks, Hoffman Hills and Normans Lake:

WILLIAMS KONDININ ROAD
KULIN LAKE GRACE ROAD
REIDS ROAD
WICKEPIN HARRISMITH ROAD
Narrogin
DUMBLEYUNG LAKE GRACE ROAD
FENCE ROAD
ALBANY HIGHWAY
Wagin
ARTHUR ROAD
ALBANY HIGHWAY
GREAT SOUTHERN HIGHWAY
Dumbleyung Lake
DATATINE ROAD
ROBINSON ROAD
KATANNING NYABING ROAD
Katanning
KOJONUP KATANNING ROAD
COLLIE CHANGERUP ROAD
Kojonup
BROOMEHILL GNOWANGERUP ROAD
CHESTER PASS ROAD

Australia
See Enlargement
Not to Scale

Legend

- E70/3704
- E70/3703
- E70/3702

N
0 3 6 12 18 24
Miles

AMERILiTHIUM
POWER FOR AMERICA'S FUTURE

Australian Claims
State of Western Australia
E70/3702, E70/3703, & E70/3704
July 2011

FORSGREN Associates Inc

Bare Rocks and Hoffman Hills Exploration licenses’ are valid until April 18, 2016, and have a yearly rental of $1,816 & $1,703 AUD, due on April 18, every year.  These licenses have a combined annual commitment of $40,000 AUD.

Normans Lake Project Exploration license is valid until May 24, 2016 and has a yearly rental of $2,724 AUD, due on the May 24, every year.  This license has an annual commitment of $24,000 AUD.  As of December 31, 2012 the Company is currently up to date with meeting all annual commitments.

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

As of April 1st, 2013, the Company has completed preliminary geophysical studies and sampling of the properties and is finalizing an initial drill program.  At this time, we have estimated costs for this project of $150,000.

This property is currently without known reserves and the proposed program is exploratory in nature. There can be no assurance that the properties will result in significant revenues.

GeoXplor Corporation

On March 12, 2010, we entered into an Asset Purchase Agreement with GeoXplor Corporation. GeoXplor has a 100% interest in and to approximately 81 claims comprising nearly 6,000 acres in the immediate Clayton Valley area, nearby the Chemetall Foot lithium brine plant at Silver Peak, Nevada.

The Pay Master property has been physically examined by a Registered Civil Engineer.  Our Chief Executive Officer and Chief Geologist have visited both Clayton Deep and Full Monty on numerous times during the period from June 17, 2010 to April 15, 2013.

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

We will grant GeoXplor 750,000  shares of the Company as follows:

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

GeoXplor will retain a 3% Net Smelter Returns Royalty on the property as defined in Schedule B.  The registrant is hereby granted an option to purchase up to a total of 2% of NSR by paying GeoXplor USD $1,000,000 for each 1% (1/3) at anytime.  GeoXplor shall be named Operator, to perform and conduct all necessary exploration on the property to industry standards.  The Company amended the agreement on March 21, 2012, to forego the original two-year deadline in exchange for issuing to GeoXplor shares of the Company’s common stock valued at $13,500.  No other terms or deadlines contained in the agreement have been amended. As of March 12, 2013 we have not met the required work commitment. The company is currently in negotiations to remedy this position with GeoXplor Corp.

On September 1, 2012 The Company after analysis and evaluation of the companies’ exploration results, reduced the claims held with the BLM for Pay Master.

Paymaster

Paymaster covers a total area of 3,160 acres (4.95 square miles). Situated within the Paymaster Canyon, located north of the Clayton Valley playa and east of Alkali Flats playa. Clayton Valley, Esmeralda County, Nevada, USA.  The project consists of 78 unpatented federal placer claims, granted by the United States Department of the Interior, Bureau of Land Management.  The claims were fully recorded with the US Bureau of Land Management. Named PM13 thru PM73, and assigned the Serial Numbers NMC 1018759-1018819.

In accordance with USA mining regulations, the Paymaster unpatented placer mining claims are in good standing until September 1, 2013. Thereafter, a maintenance fee currently of $23,374.50 must be paid annually by September 1st along with a “Notice of Intent to Hold.” The fees for 2012 until 2013 have been paid in full.  We are responsible for meeting the conditions above.

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

To date we have completed the following work on the property:

- Geophysics - Gravity Survey;

- Geophysics - CSAMT/MT Survey (Controlled Source Audio Magnetotellurics/Magnetotellurics); and

- Drilling - Initial 3 Holes of the 8 Hole drilling program.

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

Paymaster
Claim Block
September 2012
AMERILITHIUM
FORSGREN Associates Inc
N
Miles
0 0.5 1 2
Legend
Paymaster Claim No.
Paymaster Old Claims
Sections
Townships
Mapping per North American Datum 1983
and United States Public Land Survey System
Locations of PM 27, PM 28, and PM 35 are estimated
Nevada
California
Paymaster Claim
Silverpeak
Tonopah
Not to Scale
General Thomas Mine
General Thomas Hills
Paymaster Mine
Paymaster Ridge
Mount Diablo
Alkali Lake
Pearl Hot Springs
Twin Springs
T 1N
T 1S
R 39E
R 40E
R 41E
R 40.5E
1N 40E
1N 41E
1S 40E
1S 40 1/2E
1S 41E

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

The report of independent auditors of our consolidated financial statements dated April 15, 2013 contains an explanatory paragraph which note our recurring operating losses since inception and our lack of capital, and that these conditions give rise to substantial doubt about our ability to continue as a going concern.  In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE FUTURE LOSSES.

We have not generated any revenues to date.  We incurred losses of approximately $3,532,961 and $1,068,159, respectively, for the fiscal years ended December 31, 2012 and 2011.  We have accumulated losses since inception of approximately $5,812,592  We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever.  If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

As of April 16, 2013, Matthew Worrall, our President and Chief Executive Officer, beneficially owned approximately 12.50% of our outstanding common stock.  Mr. Worrall is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock.  In addition, Mr. Worrall is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of the Company.

Risks Relating to the Industry

PLANNED EXPLORATION, AND IF WARRANTED, DEVELOPMENT AND MINING ACTIVITIES INVOLVE A HIGH DEGREE OF RISK.

We cannot assure you of the success of our planned operations.  Exploration costs are not fixed, and resources cannot be reliably identified until substantial development has taken place, which entails high exploration and development costs.  The costs of mining, processing, development and exploitation activities are subject to numerous variables that could result in substantial cost overruns.  Mining for silver and other base or precious metals may involve unprofitable efforts, not only from dry properties, but from properties that are productive but do not produce sufficient net revenues to return a profit after accounting for mining, operating and other costs.

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

THE SUBMISSION AND APPROVAL OF ENVIRONMENTAL IMPACT ASSESSMENTS MAY BE REQUIRED.

Environmental legislation is evolving in a manner that means stricter standards; enforcement, fines and penalties for noncompliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for companies and directors, officers and employees. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of operations.

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

Risks Relating to Our Common Stock:

AT THIS TIME, WE ARE NOT LISTED ON THE OTCBB WHICH COULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

At this time, we are not listed on the OTCBB. We plan to begin the relisting process for the OTCBB this quarter. Currently, we are solely listed on the OTC Markets OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCBB, which may have an adverse material effect on our company.

BECAUSE THE PUBLIC MARKET FOR SHARES OF OUR COMMON STOCK IS LIMITED, INVESTORS MAY BE UNABLE TO RESELL THEIR SHARES OF COMMON STOCK.

Currently, there is only a limited public market for our common stock on the OTCQB in the United States. Thus, investors may be unable to resell their shares of our common stock.  The development of an active public trading market depends upon the existence of willing buyers and sellers who are able to sell their shares as well as market makers willing to create a market in such shares.  Under these circumstances, the market bid and ask prices for the shares may be significantly influenced by the decisions of the market makers to buy or sell the shares for their own account.  Such decisions of the market makers may be critical for the establishment and maintenance of a liquid public market in our common stock.  Market makers are not required to maintain a continuous two-sided market and are free to withdraw firm quotations at any time.  We cannot give you any assurance that an active public trading market for the shares will develop or be sustained.

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH MAY CAUSE INVESTMENT LOSSES FOR OUR SHAREHOLDERS.

The market for our common stock is highly volatile, having ranged in the last twelve months from a low of $0.01 to a high of $0.10 on the OTCQB.  The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions.

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

Item 1B. Unresolved Staff Comments.

Not applicable for a smaller reporting company.

Item 2. Properties.

We currently have an office located at Suite 200, 871 Coronado Center Drive, Henderson, NV 89052.  Our monthly lease payment is $269, and runs on a month by month basis.

We currently have an office located at Suite 300, 7702 E. Doubletree Ranch Road, Scottsdale, AZ 85258.  Our monthly lease payment is $853, and the current lease expires on June 22, 2013.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our common stock is quoted on the OTCQB under the symbol “AMEL”. Our common stock was not quoted prior to March 12, 2010.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

Calendar Quarter Ended:

Quarter ended	High	Low
December 31, 2012	$0.01	$0.01
September 30, 2012	$0.02	$0.02
June 30, 2012	$0.04	$0.03
March 31, 2012	$0.075	$0.063
December 31, 2011	$0.19	$0.044
September 30, 2011	$0.23	$0.13
June 30, 2011	$0.57	$0.20
March 31, 2011	$0.53	$0.25
December 31, 2010	$0.57	$0.20
September 30, 2010	$0.78	$0.27
June 30, 2010	$1.90	$0.50
March 31, 2010	$3.00	$0.90

(b) Holders

As of April 16, 2013, we had approximately 75 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

None.

Transfer Agent and Registrar

The transfer agent and registrar for our common stock is Island Stock Transfer with its business address at 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760.

Unregistered Sales of Equity Securities

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

On September 21, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 300,000 shares to reduce the note payable by $46,500.

On September 23, 2011, the Company issued 65,000 shares at $0.18 to four advisors as part of their advisory agreements.

On September 23, 2011, the Company issued 200,000 shares at $0.18 as part of the purchase agreement for Clayton Deep extension.

On September 23, 2011, the Company issued 400,000 shares at $0.18 as part of the purchase agreement for Jackson Wash.

On September 29, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 200,000 shares to reduce the note payable by $30,000.

On October 11, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 400,000 shares to reduce the note payable by $56,000.

On November 8, 2011, the Company issued 250,000 shares of stock at $0.14 per share, as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  These shares are restricted.

On November 11, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 500,000 shares to reduce the note payable by $50,000.

On November 22, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 1,000,000 shares to reduce the note payable by $100,000.

On January 3, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,500,000 shares to reduce the note payable by $154,000.

On January 30, 2012, The Company issued 1,149,425 at $0.087 to TCA Global for a total of $100,000 as part of the financing agreement.

On February 9, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,800,000 shares to reduce the note payable by $135,000.

On February 24, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 shares to reduce the note payable by $120,000

On March 14, 2012, the Company issued 50,000 shares to three advisors for a total of $3,000 as part of their advisory agreements.

On March 21, 2012, the Company issued 225,000 shares at $0.08 to GeoXplor as part of the renegotiation of the payment plan on the purchase of mining property.

On March 23, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 shares to reduce the note payable by $117,200.

On April 11, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 shares to reduce the note payable by $114,000.

On April 25, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,300,000 shares to reduce the note payable by $67,600.

On May 3, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,200,000 shares to reduce the note payable by $62,400.

On May 14, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 600,000 shares to reduce the note payable by $31,200.

On May 30, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 941,356 shares to reduce the note payable by $44,244

On June 6, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 500,000 shares to reduce the note payable by $20,000.

On June 13, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,400,000 shares to reduce the note payable by $42,000.

On July 11, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 to reduce the note payable by $60,000.

On July 26, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,100,000 to reduce the note payable by $57,750.

On August 15, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,740,385 shares to reduce the note payable by $45,250.

On August 15, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 557,693 shares to reduce the note payable by $14,500.

On August 29, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,000,000 shares to reduce the note payable by $63,000.

On September 27, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,400,000 shares to reduce the note payable by $48,240.

On October 17, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 4,000,000 shares to reduce the note payable by $52,000.

On November 8, 2012, The Company issued 5,170,813 shares valued at $134,441 for a commitment fee with TCA Global Credit Master Fund.  The Company recorded this issuance as interest expense.

On November 19, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,000,000 to reduce the note payable by $27,000

On December 17, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,100,000 shares to reduce the note payable by $21,700.

There were no other unregistered sales of the Company’s equity securities during the fiscal year end December 31, 2012, other than those previously reported in a Current Report on Form 8-K or Form 10-Q.

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

Rule 10B-18 Transactions

During the years ended December 31, 2012 and 2011, there were no repurchases of the Company’s common stock by the Company.

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

During 2011, the Company completed the initial three holes of the Company’s drill program on its Paymaster Asset, Nevada, USA and both Gravity and CSAMT (controlled source audio-frequency magnetotellurics) on the Company’s Full Monty, Clayton Deep and Jackson Wash Assets in Nevada, USA.  During 2012 the Company has processed this acquired data to complete an amended drill program for the Company’s Paymaster Asset, along with new programs to cover, Full Monty, Clayton Deep and the Jackson Wash

Assets.  The Company has submitted the relevant documentation to BLM (Bureau of Land Management) in Nevada and has received approval.

The company’s current primary focus during 2013 is as follows:

(1) The continued development of our U.S. properties;

(2) The continued exploration and development of our Australian properties;

(3) Establish an economically viable lithium resource; and

(4) To strengthen the Company internally by the recruitment of strategic employees and advisors.

It is the Company’s intention that, now that relevant approvals have been granted, to implement a staged drill program focusing on the Company’s Lithium Brine Assets in Nevada, USA.  It is the Company’s intention to start this stage of development once the required funds have been secured.

The Company is also in the process of finalizing its exploration program for the Company’s Australian assets, specifically related to the potential for both lithium and gold discoveries.  The work shall be conducted under the supervision of an appointed strategic partner due to the properties’ geographical location.  The initial work and exploration has incorporated the following elements:

•

Geophysical review and data acquisition;

•

EIS (Exploration Incentive Scheme) application; (Re-applied for)

•

Geomorphology interpretation;

•

Review tenement status and opportunities;

•

Develop GIS (Geographic Information Systems) layer of assets and surrounding projects; and

•

On-site visit:

•

Initial water and solid sampling.

The Company will then look to extend the exploration program to incorporate drilling and further sampling.

The Company intends to fund the intended exploration with current assets and additional funding from the Company’s current financing agreements, and additional supplementary agreements.  The Company believes that it will require an additional $1.5 million over the next 12 months to achieve its goals.  Our ability to continue in existence is dependent on our ability to secure additional funding and commence full scale operations. There is no assurance that additional funding will be available or if available, that such additional funding will be on terms acceptable to the Company.

Trends and Uncertainties

Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Investing Activities

For the year ended December 31, 2012, Amerilithium purchased fixed assets of $2,392 and mining rights of $0.  As a result, net cash flows from investing activities for the year ended December 31, 2012, were $2,392.

Financing Activities

For the year ended December 31, 2012, Amerilithium received proceeds from the sale of common stock of $0, total proceeds from convertible notes of $639,000 resulting in net cash flows from financing activities of $639,000.

Results of Operations

For the Year Ended December 31, 2012 Compared to December 31, 2011

We are an exploration stage company and have not yet commenced material operations.

General and Administrative Expenses

For the years ended December 31, 2012 and 2011, general and administrative expenses increased from $155,037 to $237,318, respectively, due to increased business activities  Amerilithium paid legal and professional fees of $192,150 and $247,455 for the years ended December 31, 2012 and 2011, respectively.  The decrease in legal and professional fees was due to re-negotiation of existing agreements.  Additionally, general and administrative expenses for the year ended December 31, 2012, consisted of salaries of $150,250, mineral property expenditures of $200,867, and other general and administrative expenses of $237,318 and an impairment loss of $2,046,120.

Comparatively, for the year ended December 31, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $150,500, exploration expenses of $364,956 and other general and administrative costs of $155,036.  The increase between periods was due to the increase in impairment losses.

The Company has increased their loss by $2,464,803 for the year ended December 31, 2012 versus December 31, 2011.  The Company recorded a loss of $3,532,961 and $1,068,159 for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to property impairment.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2012, compared to December 31, 2011.

	December 31, 2012	December 31, 2011	Increase/Decrease
Current Assets	$250,413	$551,203	$300,790
Current Liabilities	$304,570	$159,520	$117,029
Working Capital (Deficit)	$(54,157)	$391,683	$183,761

At December 31, 2012, we had a working capital deficit of $54,157, as compared to working capital of $391,683, at December 31, 2011, a decrease of $445,840  The decrease is primarily attributable to the Company issuing $1,523,085 in capital stock and $250,000 of convertible notes during the year ended December 31, 2012.  The Company continues to devote significant resources to continue selling stock until the Company leaves the exploration stage.

Going Concern

At December 31, 2012, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds.  Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of ‘Director’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2012, the Company did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Our financial statements are contained in pages F-1 through F-15 which appear at the end of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

a) Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2012, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2012, and identified the following material weaknesses:

- There is a lack of accounting personnel with the requisite knowledge of Generally Accepted Accounting Principles in the US (“GAAP”) and the financial reporting requirements of the U.S. Securities and Exchange Commission.

- There are insufficient written policies and procedures to insure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.

Not withstanding the existence of these material weaknesses in our internal control over financial reporting, our management believes that the financial statements included in its reports fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 16, 2013. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Positions Held	Age
Matthew Worrall	President, Chief Executive Officer, Chief Financial Officer, Director	39

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

Board Committees and Independence

Our sole director is Mr. Matthew Worrall. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

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

On March 12, 2010, we entered into an employment agreement with Matthew Worrall.  The term of the agreement is for three years and shall continue thereafter renewable on a twelve month basis. Mr. Worrall  receives a salary of $6,500 per month.  Mr. Worrall is eligible to participate in any benefits made generally available by the Company and shall be reimbursed for all reasonable business expenses incurred in the performance of his duties.  The Company and Mr. Worrall shall review terms of Mr. Worrall’s salary and benefits on a semi-annual basis.

Name & Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Person Value and Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Matthew Worrall President, Chief Executive Officer, Chief Financial Officer, Director	2011	$78,000	-	-	-	-	-	-	$78,000
	2010	$78,000	-	-	-	-	-	-	$78,000
	2009	$65,000	-	-	-	-	-	-	$65,000

We do not have any other standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our sole director in his capacity as such.

Outstanding Equity Awards

None.

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 16, 2013, our authorized capitalization is 500,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock.  As of April 16, 2013, there were 146,704,662 shares of our common stock and 0 shares of our preferred stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.  There is currently no designation for any of the Company’s authorized preferred stock.

The following table sets forth, as of April 16, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Executive Officers, Directors, and More than 5% Beneficial Owners

The address of our officer or director is c/o the Company at 871 Coronado Center Drive, Suite 200, Henderson, Nevada 89052.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class

Matthew Worrall	18,332,315	12.496%
President, Chief Executive Officer, Chief Financial Officer, Director

(1)	Beneficial ownership is determined in accordance with Rule 13d-3(a) of the Exchange Act and generally includes voting or investment power with respect to securities.

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

Item 14. Principal Accountant Fees and Services.

Summary of Principal Accountant Fees for Professional Services Rendered

The following table presents the aggregate fees for professional audit services and other services rendered by Thomas J. Harris, CPA, our independent registered public accountant in 2012 and 2011, respectively.

	Fiscal Year Ended	Fiscal Years Ended
	December 31, 2012	December 31, 2011

Audit and Audit Related Fees	$22,500	$21,000
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on November 5, 2008)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed on March 12, 2010)

3.3	Bylaws (Incorporated by reference to Form S-1 filed on November 5, 2008)

4.1	JMJ Financial Convertible Promissory Note $1,850,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.2	JMJ Financial Convertible Promissory Note $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.3	Additional Default Provisions with JMJ Financial, dated June 29, 2011 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.4	Secured & Collateralized Promissory Notes $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.5	Amendment to Convertible Promissory Note (Incorporated by reference to Current Report on Form 8-K filed on July 18, 2011)

10.1	Letter Agreement, dated June 29, 2011 between the Company and JMJ Financial (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

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

AMERILITHIUM CORP.

Dated: April 16, 2013	By:	/s/ Matthew Worrall
Matthew Worrall
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Matthew Worrall	Chairman, Chief Executive Officer (Principal Executive	April 16, 2013
Matthew Worrall	Officer), Chief Financial Officer (Principal Financial
Officer) (Principal Accounting Officer)

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm – De Joya Griffith, LLC	F-2
Report of Independent Registered Public Accounting Firm – Thomas J. Harris	F-3

Balance Sheets:
December 31, 2012 and 2011 (Restated)	F-3

Statements of Operations:
For the Years Ended December 31, 2012 and 2011 (Restated)	F-4

Statements of Stockholders' Equity
For the Years Ended December 31, 2012 and 2011 (Restated)	F-5

Statements of Cash Flows:
For the Years Ended December 31, 2012 and 2011 (Restated)	F-6

Notes to Financial Statements:
December 31, 2012	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Amerilithium Corp.

We have audited the accompanying balance sheet of Amerilithium, Corp. (An Exploration Stage Enterprise) (the “Company”) as of December 31, 2012 and the related statements of operations, stockholders’ equity and cash flows for the year then ended and for the cumulative period from February 2, 2004 (inception) to December 31, 2012. The financial statements for the period from February 2, 2004 (inception) through December 31, 2011 were audited by other auditors.  Amerilithium Corp's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerilithium, Corp. (An Exploration Stage Enterprise) as of December 31, 2012 and the results of its operations and its cash flows for the year then ended and for the cumulative period from February 2, 2004 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 15, 2013

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

THOMAS J. HARRIS

CERTIFIED PUBLIC ACCOUNTANT

3901 STONE WAY N., SUITE 202

SEATTLE, WA  98103

206.547.6050

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

AMERILITHIUM CORP. (Formerly Kodiak International, Inc.)

I have audited the accompanying restated balance sheets of AMERILITHIUM CORP. (Formerly Kodiak International, Inc; An Exploration Stage Company) as of December 31, 2011 and 2010, and the related restated statements of operations, stockholders’ equity and cash flows for the years then ended, and the period from February 2, 2004 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ Thomas J Harris

Thomas J Harris, CPA

Seattle, Washington

March 29, 2012 except Note 3 which is dated April 15, 2013

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
(Audited)

	December 31,	December 31,
	2012	2011
ASSETS		(Restated)
Current assets:
Cash	$ 215,245	$ 501,203
Prepaid expense	1,200	-
Unamortized loan fees	33,968	50,000
Total current assets	250,413	551,203

Fixed assets
Computer equipment, net	4,670	6,587
Furniture and equipment, net	2,244	-
Total fixed assets	6,914	6,587

Other assets
Mining claims	5,178,880	7,225,000

Total assets	$ 5,436,206	$ 7,782,790

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 42,491	$ 122,677
Convertible notes net of discount - current	262,079	36,843
Total current liabilities	304,570	159,520

Long-term liabilities:
Convertible notes, net of discount	128,831	654,130

Total long-term liabilities	128,831	654,130

Total liabilities	433,401	813,650

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
117,458,776 and 71,724,104 shares issued and outstanding	117,459	71,724
Additional paid-in capital	10,683,838	9,177,047
Stock payable	14,100	-
Deficit accumulated during exploration stage	(5,812,592)	(2,279,631)
Total stockholders' equity	5,002,805	6,969,140
Total liabilities and stockholders' equity	$ 5,436,206	$ 7,782,790

The accompanying notes are an integral part of these financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Audited

			From inception
	Year ended		(February 2, 2004) through
	December 31,		December 31,
	2012	2011	2012
		(Restated)
Revenue	$ -	$ -	$ -

General and administrative expenses	237,318	155,037	553,576
Exploration expenses	200,867	364,956	639,746
Impairment losses	2,046,120	-	2,046,120
Salaries	150,250	150,500	572,007
Professional fees	192,150	247,455	1,125,651
Total operating expenses	2,826,705	917,948	4,955,100

Loss from operations	(2,826,705)	(917,947)	(4,955,100)

Other expense:
Interest expense	(706,256)	(150,211)	(857,492)
Total other expenses	(706,256)	(150,211)	(857,492)

Provision for taxes on income	-	-	-

Net loss	$ (3,532,961)	$ (1,068,158)	$ (5,812,592)

Weighted average number of shares outstanding-basic	76,939,340	69,500,664

Net loss per share - basic	$ 0.05	$ 0.02

The accompanying notes are an integral part of these financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' Equity (Audited)
					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Capital	Payable	Stage	Total
Inception, February 2, 2004
Shares Issued	37,920,000	$ 37,920	$ (19,120)	$ -	$ -	$ 18,800
Net (loss)					(104)	(104)
Balances, December 31, 2005	37,920,000	37,920	(19,120)	-	(104)	18,696

Shares Issued	2,880,000	2,880	4,320	-	-	7,200
Net (loss)					(20,020)	(20,020)
Balance, December 31, 2006	40,800,000	40,800	(14,800)		(20,124)	5,876

Shares Issued	-	-	-	-	-	-
Net (loss)					(981)	(981)
Balance, December 31, 2007	40,800,000	40,800	(14,800)		(21,105)	4,895

Shares Issued, August 22, 2008	12,000,000	12,000	48,000	-	-	60,000
Net (loss)					(41,539)	(41,539)
Balance, December 31, 2008	52,800,000	52,800	33,200		(62,644)	23,356

Shares Issued, November 18, 2009	1,600,000	1,600	48,400	-	-	50,000
Net (loss)					(82,765)	(82,765)
Balance, December 31, 2009	54,400,000	54,400	81,600		(145,409)	(9,409)

Stock issued for purchase of mining claims	5,950,000	5,950	6,804,050	-	-	6,810,000
Stock issued for financing agreement	1,218,891	1,219	1,044,552	-	-	1,045,771
Stock issued for loan conversion	4,800,000	4,800	25,200	-	-	30,000
Stock issued for advisory services	175,000	175	80,425	-	-	80,600
Stock issued for consultancy agreement	350,000	350	184,650	-	-	185,000
Stock issued for finders fee agreement	300,000	300	95,700	-	-	96,000
Stock issued with warrant	83,333	83	99,917	-	-	100,000
Net (loss)					(1,066,066)	(1,066,066)
Balance, December 31, 2010	67,277,224	67,277	8,416,094	-	(1,211,472)	7,271,896

Stock issued for purchase of mining claims	600,000	600	107,400	-	-	108,000
Stock issued for financing agreement	751,880	752	199,248	-	-	200,000
Stock issued for loan conversion	2,400,000	2,148	223,852	-	-	226,000
Bond discount on convertible debentures		252	56,248	-	-	56,500
Stock issued for advisory services	195,000	195	52,205	-	-	52,400
Stock issued for consultancy agreement	500,000	500	122,000	-	-	122,500
Net (loss)					(1,068,158)	(1,068,158)
Balance, December 31, 2011 (Restated)	71,724,104	71,724	9,177,047	-	(2,279,631)	6,969,140

Stock issued for purchase of mining claims	225,000	225	17,775	-	-	18,000
Stock issued for financing agreement	6,320,238	6,320	228,121	-	-	234,441
Stock issued for loan conversion	39,139,434	39,140	1,257,945	-	-	1,297,085
Stock issued for advisory services	50,000	50	2,950	-	-	3,000
Stock subscription	-	-	-	14,100	-	14,100
Net (loss)					(3,532,961)	(3,532,961)
Balance, December 31, 2012	117,458,776	$117,459	$10,683,838	$14,100	$(5,812,592)	$5,002,805

The accompanying notes are an integral part of these financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Audited
			From inception
			(February 2, 2004)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
		(Restated)
Cash flows from operating activities:
Net (loss)	$ (3,532,961)	$ (1,068,158)	$ (5,812,592)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	17,100	173,550	$ 553,600
Shares issued for exploration expense	18,000	-	18,000
Shares issued for interest	559,520	3,298	559,520
Amortization of debt discount	40,197	77,878	158,046
Amortization of loan fees	16,032	10,000	66,032
Impairment of mining claims	2,046,120	-	2,046,120
Depreciation and Amortization	2,065	1,223	3,184
Change in current assets and liabilities:
Decrease in prepaids	(1,200)	(50,000)	(1,200)
Accounts payable and accrued expenses	(87,440)	123,858	(54,142)
Net cash flows from operating activities	(922,567)	(700,845)	(2,463,432)

Cash flows from investing activities:
Purchase of fixed assets	(2,391)	-	(10,095)
Purchase of Mining Rights	-	(6,000)	(307,000)
Net cash flows from investing activities	(2,392)	(6,000)	(317,095)

Cash flows from financing activities:
Proceeds from sale of common stock	-	200,000	1,887,162
Proceeds from convertible notes	639,000	845,000	1,108,610
Payment on notes payable	-	(40,000)	-

Net cash flows from financing activities	639,000	1,005,000	2,995,772
Net cash flows	(285,958)	(270,649)	215,245

Cash and equivalents, beginning of period	501,203	230,554	-
Cash and equivalents, end of period	$ 215,245	$ 501,203	$ 215,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ 73,175	$ -	$ 73,175
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ 108,000	$ 6,918,000
Shares issued to settle convertible debenture	$ 535,947	$ 61,200	$ 1,165,700

The accompanying notes are an integral part of these financial statements

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business - Amerilithium Corp formerly Kodiak International Inc., (“We,” or “the Company”) is a Nevada corporation incorporated on February 2, 2004.  The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the years ended December 31, 2012 and 2011.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 and 2011.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of December 31, 2012 and 2011 the company had recognized total depreciation expense of $2,065 and $838, respectively.

Mineral Property Acquisition and Exploration Costs - The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium carbonate and additional strategic minerals. Mineral claim and other property acquisition costs are capitalized as incurred. Such costs are carried as an asset of the Company until it becomes apparent through exploration activities that the cost of such properties will not be realized through mining operations. Mineral exploration costs are expensed as incurred, and when it becomes apparent that a mineral property can be economically developed as a result of establishing proven or probable reserve, the exploration costs, along with mine development cost, are capitalized. The costs of acquiring mineral claims, capitalized exploration costs, and mine development costs are recognized for depletion and amortization purposes under the units-of-production method over the estimated life of the probable and proven reserves. If mineral properties, exploration, or mine development activities are subsequently abandoned or impaired, any capitalized costs are charged to operations in the current period.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

Note 1 - Organization and summary of significant accounting policies: (continued)

Mineral Property Acquisition and Exploration Costs (continued)

The Company conducted an impairment analysis on the carrying value of its mining properties and the related lease acreage for the period ended December 31, 2012 and determined an impairment in the amount of $2,046,120 was necessary. Key indicators were evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of our geologist, significant progress in evaluating the properties program which is very complex and continued resources for financing for third parties.

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of December 31 2012, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011. The Company did not engage in any transaction involving derivative instruments.

Income Taxes - The Company accounts for its income taxes in accordance with Income Taxes Topic of the FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the years ended December 31, 2012 and 2011 were 76,939,340 and 69,500,664, respectively.

Stock Based Compensation - The Company recognizes stock-based compensation in accordance with ASC Topic 718 “Stock Compensation”, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

For non-employee stock-based compensation, we have adopted ASC Topic 505 “Equity-Based Payments to Non-Employees”, which requires stock-based compensation related to non-employees to be accounted for based on the fair value of the related stock or options or the fair value of the services on the grant date, whichever is more readily determinable in accordance with ASC Topic 718.

Exploration Stage Enterprise - The Company’s financial statements are prepared pursuant to the provisions of Topic 26, “Accounting for Development Stage Enterprises,” as it devotes substantially all of its efforts to acquiring and exploring mining interests that will eventually provide sufficient net profits to sustain the Company’s existence. Until such interests are engaged in major commercial production, the Company will continue to prepare its financial statements and related disclosures in accordance with entities in the development stage. Mining companies subject to Topic 26 are required to label their financial statements as an “Exploratory Stage Company,” pursuant to guidance provided by SEC Guide 7 for Mining Companies.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

Note 1 - Organization and summary of significant accounting policies: (continued)

Recently Issued Accounting Pronouncements - As of and for the years ended December 31, 2012 and 2011, the

Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial   condition or results of operations.

Note 2 -Going concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2012, the Company had an accumulated deficit of $5,812,592. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. The Company is contemplating conducting an offering of its debt or equity securities to obtain additional operating capital. The Company is dependent upon its ability, and will continue to attempt, to secure equity and/or debt financing. There are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Note 3 - Restatement

Changes in classification of 2011 amounts have been made to conform to current presentations. The company has determined accounting principle ASC 480-10-25-14 is more appropriate over ASC 470-20-25-8 when recording convertible note discounts. This has led to certain changes being required in order to correct and apply this principle going forward. In addition certain accounting errors relating to debts payable have been rectified. These restatements apply to amounts previously reported as of December 31, 2011.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

The following is a summary of the impact of these restatements on the Company’s Balance Sheet at December 31, 2011:

	December 31, 2011
	As previously	Error
	Reported	correction		As restated
Unamortized loan fees	$0	$50,000	(a)	$50,000

Total assets	$7,732,790	$50,000	(a)	$7,782,790

Accounts payable and accrued expenses	$29,909	$92,768	(a)	$122,677

Convertible notes payable related party, net of unamortized discount	$ 451,108	$ 239,865	(a)	$690,973

Total liabilities	$ 481,017	$ 332,633	(a)	$813,650

Additional paid-in capital	$9,387,787	$210,740	(a)	$9,177,047

Retained deficits	$(2,207,740)	$(71,891)	(a)	$(2,279,631)

Total stockholders’ equity	$ 7,251,771	$ 282,631	(a)	$6,969,140

(a) To correct errors in accounts payable, debt discount and unamortized loan fees on convertible notes payable.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

The following is a summary of the impact of these restatements on the Company’s Statements of Equity for the fiscal year ended December 31, 2011:

	December 31, 2011
	As previously	Error
	Reported	correction		As restated
Balance Additional Paid-in Capital	$9,387,787	$ 210,740	(a	$9,177,047
Balance Retained Deficits	$(2,207,740)	$(71,891)	(a	$(2,279,631)
Balance December 31, 2011 - Total Stockholder's Equity	$7,251,771	$ 282,631	(a	$6,969,140
	To correct errors in accounts payable, debt discount and unamortized loan fees on convertible notes payable.

Note 4 - Income tax:

As of December 31, 2012 and 2011, the Company had a net operating loss (NOL) carryforward of approximately $3,537,162 and $2,123,853, respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2029, and fully expires 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward , by having taxable income, a valuation allowance has been established at December 31, 2012 and 2011 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	December 31,
	2012	2011
Deferred tax assets	1,238,007	743,349
Valuation allowance	(1,238,007)	(743,349)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2012 and 2011 was $1,238,007 and $743,349, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2012 and 2011:

Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%
Effective tax rate	0.0%

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

Note 5 – Stockholder's Equity:

On February 18, 2010, our articles of incorporation were amended to increase our authorized common shares to 150,000,000. On January 31, 2013 we amended our articles of incorporation to increase authorized common shares from 150,000,000 to 500,000,000 and authorized 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock.

Since its inception, we have issued shares of common stock as follows:

On August 8, 2005, our Directors authorized the issuance of 16,000,000 founder shares at par value of $0.001.  These shares are restricted under rule 144 of the Securities Exchange Commission.

On August 28, 2005, our Directors authorized the issuance of 16,000,000 shares of common stock at a price of $0.001 per share as fully paid and non-assessable to the subscriber.  These shares are not restricted and are free trading.

On July 14, 2006, our Directors authorized the issuance of 8,800,000 shares of common stock at a price of $0.002 per share as fully paid and non-assessable to the subscriber.  These shares are not restricted and are free trading.

On August 21, 2008, our Directors authorized the issuance of 12,000,000 shares of common stock at a price of $0.04 per share as fully paid and non-assessable to the subscriber.  These shares are not restricted and are free trading.

On November 18, 2009, our Directors authorized the issuance of 1,600,000 shares of common stock at a price of $0.25 per share as fully paid and non-assessable to the subscriber.  These shares are not restricted and are free trading.

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

During April 2010, the Company submitted drawdown notices of $500,000 for a total of 352,374 shares of the company's common stock, in regards to their financing agreement with Sunrise Energy Investments.

The Company has a note payable with one of its shareholders. On April 22, 2010, the Company issued 4,800,000 shares in exchange for this note.

On April 26, 2010 the Company purchased the mining rights from Nevada Alaska Mining Co. for stock and cash.  The agreement includes the issuance of 400,000 shares at a price of $1.72 per share.  These shares were originally recorded as a subscription payable but have been fully issued in July 2010.

During June 2010, the Company issued 45,000 shares of stock to three advisors at a price of $0.71 per share.  The amount will be granted every three months through termination of agreements, and priced at the current market price.  These shares are restricted.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

During June 2010, the Company submitted drawdown notices of $500,000 for a total of 554,017 shares of the company's common stock, in regards to their financing agreement with Sunrise Energy Investments.

During June 2010, the Company issued 20,000 shares of stock to one advisor at $0.71 per share.  The amount will be granted every three months through termination of agreements and priced at the current market price.  These shares are restricted.

During July 2010, the Company submitted drawdown notices of $200,000 for a total of 312,500 shares of the company's common stock, in regards to their financing agreement with Sunrise Energy Investments.

During September 2010, the Company issued 65,000 shares of stock to four advisors at a price of $0.32 per share.

During September 2010, the Company issued 300,000 shares of stock at $0.32 per share, per the finder’s fee agreement on its Paymaster Master Claim, Nevada.

On October 10, 2010, the Company issued 250,000 shares of stock at $0.26 per share, as part of the consultancy agreement.  The amount will be granted every six months through termination of agreements at its current trading price.  These shares are restricted.

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

On September 21, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 300,000 shares to reduce the note payable by $46,500.

On September 23, 2011, the Company issued 65,000 shares at $0.18 to four advisors as part of their advisory agreements.

On September 23, 2011, the Company issued 200,000 shares at $0.18 as part of the purchase agreement for Clayton Deep extension.

On September 23, 2011, the Company issued 400,000 shares at $0.18 as part of the purchase agreement for Jackson Wash.

On September 29, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 200,000 shares to reduce the note payable by $30,000.

On October 11, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 400,000 shares to reduce the note payable by $56,000.

On November 8, 2011, the Company issued 250,000 shares of stock at $0.14 per share, as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  These shares are restricted.

On November 11, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 500,000 shares to

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

reduce the note payable by $50,000.

On November 22, 2011 JMJ Financial converted part of their convertible debenture.  The Company issued 1,000,000 shares to reduce the note payable by $100,000.

On January 3, 2012, JMJ Financial converted part of on their convertible debentures.  The Company issued 3,500,000 shares to reduce the note payable by $154,000.

On January 30, 2012, The Company issued 1,149,425 at $0.087 to TCA Global for a total of $100,000 as part of the financing agreement.

On February 9, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,800,000 shares to reduce the note payable by $135,000.

On February 24, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 shares to reduce the note payable by $120,000

On March 14, 2012, the Company issued 50,000 shares to three advisors for a total of $3,000 as part of their advisory agreements.

On March 21, 2012, the Company issued 225,000 shares at $0.08 to GeoXplor as part of the renegotiation of the payment plan on the purchase of mining property.

On March 23, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 shares to reduce the note payable by $117,200.

On April 11, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 shares to reduce the note payable by $114,000.

On April 25, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,300,000 shares to reduce the note payable by $67,600.

On May 3, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,200,000 shares to reduce the note payable by $62,400.

On May 14, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 600,000 shares to reduce the note payable by $31,200.

On May 30, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 941,356 shares to reduce the note payable by $44,244

On June 6, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 500,000 shares to reduce the note payable by $20,000.

On June 13, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,400,000 shares to reduce the note payable by $42,000.

On July 11, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,000,000 to reduce the note payable by $60,000.

On July 26, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,100,000 to reduce the note payable by $57,750.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

On August 15, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 1,740,385 shares to reduce the note payable by $45,250.

On August 15, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 557,693 shares to reduce the note payable by $14,500.

On August 29, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,000,000 shares to reduce the note payable by $63,000.

On September 27, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 2,400,000 shares to reduce the note payable by $48,240.

On October 17, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 4,000,000 shares to reduce the note payable by $52,000.

On November 8, 2012, The Company issued 5,170,813 shares valued at $134,441 for a commitment fee with TCA Global Credit Master Fund.  The Company recorded this issuance as interest expense.

On November 19, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,000,000 to reduce the note payable by $27,000

On December 17, 2012, JMJ Financial converted part of their convertible debentures.  The Company issued 3,100,000 shares to reduce the note payable by $21,700.

The Company has accrued but not issued shares associated with consultancy and advisory agreements.  The Company has reported a stock subscription payable of $14,100.

Note 6 - Warrants

The following table summarizes activity in the Company's stock option plan during the years ended December 31, 2012 and 2011:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding as of December 31, 2010	83,333	$1.60
Granted	0-	0-
Exercised	0-	0-
Forfeited	0-	0-
Cancelled	0-	0-
Expired	0-	0-
Outstanding as of December 31, 2011	83,333	$1.60
Granted	0	0
Exercised	0-	0-
Forfeited	0-	0-
Cancelled	0-	0-
Expired	0-	0-
Outstanding/exercisable as of December 31, 2012	83,333	$1.60

Note 7 - Employment and Consulting Agreements

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

December 31, 2012 and 2011

with GeoXplor Corporation.  The total purchase price was $1,678,000.

On March 22, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc located in southwestern Australia.  The purchase was funded by restricted common shares and cash.  The total purchase price was $2,340,000.

On March 22, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining Ventures, Inc located in southwestern Australia.  The purchase was funded by restricted common shares and cash.  The total purchase price was $2,340,000.

On April 26, 2010, the Company entered into an agreement to purchase from Nevada Alaska Mining Company, Inc., the Clayton Deep and Full Monty properties situated in Nevada, USA, and comprising 138 claims. The purchase was funded by restricted common stock and cash. The total purchase price was $813,000.

On September 23, 2011, the Company entered into an agreement to purchase from Nevada Alaska Mining Company, Inc., an extension to its Clayton Deep property situated in Nevada, USA, comprising 17 claims. The purchase was funded by restricted common stock and cash. The total purchase price was $42,000.

On September 23, 2011, the Company entered into an agreement to purchase from Robert Craig and Barbara Anne Craig the Jackson Wash property situated in Nevada, USA, comprising 66 claims. The purchase was funded by restricted common stock. The total purchase price was $72,000.

On December 31, 2012, The Company, determined that an impairment loss should be recorded against the mining rights and

properties.  The Company has determined that the amount of the impairment to be $2,046,120.  The total mining properties   and rights have been adjusted to a net figure of $5,178,880.  The Company will continue to evaluate the need for an   impairment adjustment.

Note 9 - Convertible Notes:

The Company had the following notes payable outstanding as of December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011

Promissory note payable dated June 30, 2011 due to JMJ including accrued interest of $0 and $33,546 as of December 31, 2012 and 2011, respectively.	$-	$832,244
Promissory note payable dated July 7, 2011 due to JMJ including accrued interest of $19,445 and $3,298 as of December 31, 2012 and 2011, respectively.	133,305	71,298
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $28,991 and $0 as of December 31, 2012 and 2011, respectively.	292,149	-
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $1,723 and $0 as of December 31, 2012 and 2011, respectively.	35,723	-
	461,177	903,542
Less: Debt discount	(41,276)	(212,569)
Total notes payable	$419,901	$690,973

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

JMJ Financial #1

On June 28, 2011, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $1,850,000, less 150,000 original issue discount and less $60,000 for legal related cost, together with interest at the rate of eight percent (8%) per annum, until the maturity date of June 29, 2014. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, JMJ Financial has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 80% multiplied by the lowest trading price during the twenty-five (25) trading days prior to conversion notice.

During the year ended December 31, 2011, the Company received a total of $795,000 in cash, which represented principal amount total of $864,960 (original issue discount of $69,960), and valued at $1,081,200. During the year ended December 31, 2011, the Company converted a total of $226,000 principal amount of JMJ Note to 2,400,000 shares of common stock, which reduced $282,500 from the value of the note.

As of December 31, 2011, the original issue discount note was valued for $798,700, consisting of principal of $638,960 and 80% conversion rate discount of $159,740. During the year ended December 31, 2011, $88,721 discount and $10,000 financing fees had been amortized and expensed. As of December 31, 2011, the Company has unamortized fees of $50,000, unamortized original issue discount of $37,739, and incurred accrued interest with discount of $33,546.

During the year ended December 31, 2012, the Company converted a total of $688,115, consist of $638,960 principal amount plus $49,155 accrued interests, to 15,899,049 shares of common stock, which reduced $860,144 from the value of the note and accrued interests. As of December 31, 2012, the original issue discount note has been fully converted.

JMJ Financial #2

On July 7, 2012, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $540,000, less $40,000 for original issue discount, together with interest at the rate of eight percent (8%) per annum, until the maturity date of three years from the effective date of July 7, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, JMJ Financial has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 80% multiplied by the lowest trading price during the twenty-five (25) trading days prior to conversion notice.

During the year ended December 31, 2011, the Company received a total of $50,000 in cash, which represented principal amount total of $54,400 (original issue discount of $4,400), and valued at $68,000 based on the 80% conversion rate. For the year ended December 31, 2011, $2,910 discount and $3,298 interest had been amortized and expensed. As of December 31, 2012, the Company has unamortized discount of $15,090 and accrued interest of $3,298.

During the year ended December 31, 2012, the Company received a total of $355,000 in cash, which represented principal amount total of $386,240 (original issue discount of $31,240), and valued at $482,800 based on the 80% conversion rate. During the year ended December 31, 2012, the Company converted a total of $349,552 principal amount of JMJ Note to 23,240,385 shares of common stock, which reduced $436,940 from the value of the note.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

As of December 31, 2012, the original issue discount note was valued for $113,860, consisting of principal of $91,088 and 80% conversion rate discount of $22,772. During the year ended December 31, 2012, $17,256 discount and $16,148 interests had been amortized and expensed. As of December 31, 2012, the Company has unamortized original issue discount of $9,574 and accrued interest of $19,445.

TCA Global

On January 30, 2013, the Company entered into an agreement with TCA Global Credit Master Fund, LP, a Cayman Islands Limited Partnership, whereby TCA Global loaned the Company the aggregate principal amount of $250,000, less $73,175 for loan related costs, together with interest at the rate of eight percent (12%) per annum, until the maturity date of January 30, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, TCA Global has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 95% multiplied by the lowest daily volume weighted average price during the five (5) trading days prior to conversion notice.

The original issue discount note was valued for $263,158, consisting of principal of $250,000 and a discount of $13,158 which was valued based on the 95% conversion rate. For the year ended December 31, 2012, $12,079 discount and $28,991 interest had been amortized and expensed. As of December 31, 2012, the Company has unamortized fees of $32,718 and unamortized discount of $1,079.

In addition to the note, the Company is to issue a facility fee. The facility fee includes an issuance of shares with a value of $100,000. The facility fee should be revalued nine months after the initial valuation date (business day immediately prior to executing note agreement). Upon the revaluation date, the value of the shares should be $100,000, should there any monetary difference the Company will issue additional shares to meet the facility fee requirements. As of December 31, 2012 the Company issued a total of 6,320,238 shares valued at $234,441 as a facility fee. As of December 31, 2012, a total of $214,904 had been recognized as interest expense.

JMJ Financial #2

On June 29, 2012, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $540,000, less $40,000 for original issue discount, together with interest at the rate of eight percent (8%) per annum, until the maturity date of three years from the effective date of June 29, 2012. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, JMJ Financial has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 80% multiplied by the lowest trading price during the twenty-five (25) trading days prior to conversion notice.

During the year ended December 31, 2012, the Company received a total of $25,000 in cash, which represented principal amount total of $27,200 (original issue discount of $2,200), and valued at $34,000 based on the 80% conversion rate.

As of December 31, 2012, the original issue discount note was valued for $34,000, consisting of principal of $27,200 and a discount of $6,800. During the year ended December 31, 2012, $1,149 discount and $1,723 interests had been amortized and expensed. As of December 31, 2012, the Company has unamortized discount of $7,851 and accrued interest of $1,723.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

Note 10 – Subsequent Events:

On January 8, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 5,000,000 shares at $0.0056 and reduced the note payable by $28,000.

On January 30, 2013, TCA Global Capital Master Fund converted an amount on their convertible debentures.  The Company issued 5,000,000 shares at $0.01 and reduced the note payable by $50,000.

On February 06, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 4,084,524shares at $0.00672 and reduced the note payable by $27,448.

On February 07, 2013, The Company received the sum of $125,000 from JMJ Financial as payment on one of its notes.

On February 27, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 4,500,000shares at $0.006 and reduced the note payable by $27,000.

On March 19, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 5,000,000 shares at $0.006 and reduced the note payable by $30,000.