Form 10-K/A
period 2012-12-31
Amerilithium Corp.
filed 2013-04-30
CIK 1448763

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[  ]  No[X]

The aggregate market value of registrant’s voting and non-voting common equity held by non-affiliates (as defined by Rule 12b-2 of the Exchange Act) computed by reference to the average bid and asked price of such common equity on June 30, 2012, was $2,606,019  As of April 29, 2013, the registrant has one class of common equity, and the number of shares outstanding of such common equity was 146,704,662.

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to Amerilithium Corp.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission on April 16, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T and update other disclosures.

This Amendment speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Jackson Wash has been physically examined by a Registered Civil Engineer.  Our Chief Executive Officer and Chief Geologist have visited Jackson Wash on numerous times during the period from October 2011 to April 15, 2013.

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

In accordance with USA mining regulations, the Paymaster unpatented placer mining claims are in good standing until September 1, 2013. Thereafter, a maintenance fee currently of $23,375 must be paid annually by September 1st along with a “Notice of Intent to Hold.” The fees for 2012 until 2013 have been paid in full.  We are responsible for meeting the conditions above.

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

OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER CONTROLS A SIGNIFICANT PERCENTAGE OF OUR COMMON STOCK.

As of April 29, 2013, Matthew Worrall, our President and Chief Executive Officer, beneficially owned approximately 12.50% of our outstanding common stock.  Mr. Worrall is able to influence all matters requiring stockholder approval, including election of directors and approval of significant corporate transactions.  This concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for our common stock.  In addition, Mr. Worrall is in a position to impede transactions that may be desirable for other shareholders.  He could, for example, make it more difficult for anyone to take control of the Company.

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

(b) Holders

As of April 29, 2013, we had approximately 75 holders of record of our common stock. This number does not include beneficial owners whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Investing Activities

For the year ended December 31, 2012, Amerilithium purchased fixed assets of $2,391 and mining rights of $0.  As a result, net cash flows from investing activities for the year ended December 31, 2012, were $2,391.

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

General and Administrative Expenses

For the years ended December 31, 2011 and 2012, general and administrative expenses increased from $155,037 to $237,318, respectively, due to increased business activities Amerilithium paid legal and professional fees of $192,150 and $247,455 for the years ended December 31, 2012 and 2011, respectively.  The decrease in legal and professional fees was due to re-negotiation of existing agreements.  Additionally, general and administrative expenses for the year ended December 31, 2012, consisted of salaries of $150,250, mineral property expenditures of $200,867, and other general and administrative expenses of $237,318 and an impairment loss of $2,046,120.

Comparatively, for the year ended December 31, 2011, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $150,500, exploration expenses of $364,955 and other general and administrative costs of $155,037.  The increase between periods was due to the increase in impairment losses.

The Company has increased their loss by $2,826,705 for the year ended December 31, 2012 versus December 31, 2011.  The Company recorded a loss of $3,532,961 and $1,068,158 for the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to property impairment.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2012, compared to December 31, 2011.

	December 31, 2012	December 31, 2011	Increase/ Decrease
Current Assets	$250,412	$551,203	$(300,791)
Current Liabilities	$304,570	$159,520	$117,029
Working Capital (Deficit)	$(54,158)	$391,683	$(445,841)

At December 31, 2012, we had a working capital deficit of $54,158, as compared to working capital of $391,683, at December 31, 2011, a decrease of $445,841  The decrease is primarily attributable to the Company issuing $1,523,085 in capital stock and $250,000 of convertible notes during the year ended December 31, 2012.  The Company continues to devote significant resources to continue selling stock until the Company leaves the exploration stage.

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

PART III

Item 10. Directors, Executive Offices and Corporate Governance.

The following table and text sets forth the names and ages of all our directors and executive officers and our key management personnel as of April 29, 2013. All of our directors serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the board of directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders.  Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

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

Name & Principal Position	Year	Salary($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Person Value and Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total($)
Matthew Worrall President, Chief Executive Officer, Chief Financial Officer, Director	2012	$78,000	-	-	-	-	-	-	$78,000
	2011	$78,000	-	-	-	-	-	-	$78,000
	2010	$65,000	-	-	-	-	-	-	$65,000

We do not have any other standard arrangements by which directors are compensated for any services provided as a director. No cash has been paid to our sole director in his capacity as such.

Outstanding Equity Awards

None.

Director Compensation

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 29, 2013, our authorized capitalization is 500,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock.  As of April 29, 2013, there were 146,704,662 shares of our common stock and 0 shares of our preferred stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.  There is currently no designation for any of the Company’s authorized preferred stock.

The following table sets forth, as of April 29, 2013, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

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

10.7	Purchase Agreement, dated September 23, 2011 by and between the Company, Robert Craig and Barbara Anne Craig (Incorporated by reference to Current Report on Form 8-K filed on September 27, 2011)

10.8	Addendum 1 to Asset Purchase Agreement dated March 12, 2010 (Incorporated by reference to exhibit 10 to the Companies Current Report on Form 8-K filed on March 29, 2012)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase
*

 XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this annual report or purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Dated: April 29, 2013	By:	/s/ Matthew Worrall
Matthew Worrall
Chief Executive Officer (Principal Executive Officer) Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY OR ON BEHALF OF THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

Signature	Title	Date

/s/ Matthew Worrall	Chairman, Chief Executive Officer (Principal Executive	April 29, 2013
Matthew Worrall	Officer), Chief Financial Officer (Principal Financial
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

/s/ Thomas J Harris

Thomas J Harris, CPA

Seattle, Washington

March 29, 2012 except Note 3 which is dated April 15, 2013

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
(Audited)

	December 31,	December 31,
	2012	2011
ASSETS		(Restated)
Current assets:
Cash	$ 215,245	$ 501,203
Prepaid expense	1,200	-
Unamortized loan fees	33,967	50,000
Total current assets	250,412	551,203

Fixed assets
Computer equipment, net	4,670	6,587
Furniture and equipment, net	2,244	-
Total fixed assets	6,914	6,587

Other assets
Mining claims	5,178,880	7,225,000

Total assets	$ 5,436,206	$ 7,782,790

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 42,491	$ 122,677
Convertible notes net of discount - current	262,079	36,843
Total current liabilities	304,570	159,520

Long-term liabilities:
Convertible notes, net of discount	128,831	654,130

Total long-term liabilities	128,831	654,130

Total liabilities	433,401	813,650

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 150,000,000 authorized,
117,458,776 and 71,724,104 shares issued and outstanding	117,459	71,724
Additional paid-in capital	10,683,838	9,177,047
Stock payable	14,100	-
Deficit accumulated during exploration stage	(5,812,592)	(2,279,631)
Total stockholders' equity	5,002,805	6,969,140
Total liabilities and stockholders' equity	$ 5,436,206	$ 7,782,790

The accompanying notes are an integral part of these financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Audited

			From inception
	Year ended		(February 2, 2004) through
	December 31,		December 31,
	2012	2011	2012
		(Restated)
Revenue	$ -	$ -	$ -

General and administrative expenses	237,318	155,037	553,576
Exploration expenses	200,867	364,955	657,746
Impairment losses	2,046,120	-	2,046,120
Salaries	150,250	150,500	572,007
Professional fees	192,150	247,455	1,125,651
Total operating expenses	2,826,705	917,947	4,955,100

Loss from operations	(2,826,705)	(917,947)	(4,955,100)

Other expense:
Interest expense	(706,256)	(150,211)	(857,492)
Total other expenses	(706,256)	(150,211)	(857,492)

Provision for taxes on income	-	-	-

Net loss	$ (3,532,961)	$ (1,068,158)	$ (5,812,592)

Weighted average number of shares outstanding-basic	76,939,340	69,500,664

Net loss per share - basic	$ 0.05	$ 0.02

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

The accompanying notes are an integral part of these financial statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Audited
			From inception
			(February 2, 2004)
	Year Ended	Year Ended	through
	December 31,	December 31,	December 31,
	2012	2011	2012
		(Restated)
Cash flows from operating activities:
Net (loss)	$ (3,532,961)	$ (1,068,158)	$ (5,812,592)

Adjustments to reconcile net (loss) to cash
provided (used) by developmental stage activities:
Common stock issued for services	17,100	173,550	$ 553,600
Shares issued for exploration expense	18,000	-	18,000
Shares issued for interest	559,520	3,298	559,520
Amortization of debt discount	40,197	77,878	(289,221)
Amortization of loan fees	16,032	10,000	66,032
Impairment of mining claims	2,046,120	-	2,046,120
Depreciation and Amortization	2,065	1,223	3,184
Change in current assets and liabilities:
Decrease in prepaids	(1,200)	(50,000)	(1,200)
Accounts payable and accrued expenses	(87,440)	123,858	16,735
Net cash flows from operating activities	(922,567)	(728,351)	(2,839,822)

Cash flows from investing activities:
Purchase of fixed assets	(2,391)	-	(10,095)
Purchase of Mining Rights	-	(6,000)	(307,000)
Net cash flows from investing activities	(2,391)	(6,000)	(317,095)

Cash flows from financing activities:
Proceeds from sale of common stock	-	200,000	1,887,162
Proceeds from convertible notes	639,000	845,000	1,485,000
Payment on notes payable	-	(40,000)	-

Net cash flows from financing activities	639,000	1,005,000	3,372,162
Net cash flows	(285,958)	270,649	215,245

Cash and equivalents, beginning of period	501,203	230,554	-
Cash and equivalents, end of period	$ 215,245	$ 501,203	$ 215,245

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ (336,222)	$ -	$ (336,222)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ 108,000	$ 6,918,000
Shares issued to settle convertible debenture	$ 535,947	$ 61,200	$ 1,165,700

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

Note 3 - Restatement

Changes in classification of 2011 amounts have been made to conform to current presentations. The company has determined accounting principle ASC 480-10-25-14 as more appropriate over ASC 470-20-25-8 when recording convertible note discounts. This has led to certain changes being required in order to correct and apply this principle going forward. In addition certain accounting errors relating to debts payable have been rectified. These restatements apply to amounts previously reported as of December 31, 2011.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

The following is a summary of the impact of these restatements on the Company’s Balance Sheet at December 31, 2011:

December 31, 2011
	As previously	Error
	Reported	correction		As restated
Unamortized loan fees	$ 0	$ 50,000	(a)	$ 50,000

Total assets	$ 7,732,790	$ 50,000	(a)	$ 7,782,790

Accounts payable and accrued expenses	$ 29,909	$ 92,768	(a)	$ 122,677

Convertible notes payable related party, net of unamortized discount	$ 451,108	$ 239,865	(a)	$ 690,973

Total liabilities	$ 481,017	$ 332,633	(a)	$ 813,650

Additional paid-in capital	$ 9,387,787	$ 210,740	(a)	$ 9,177,047

Retained deficits	$ (2,207,740)	$ (71,891)	(a)	$ (2,279,631)

Total stockholders’ equity	$ 7,251,771	$ 282,631	(a)	$ 6,969,140

(a) To correct errors in accounts payable, debt discount and unamortized loan fees on convertible notes payable.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

The following is a summary of the impact of these restatements on the Company’s Statements of Equity for the fiscal year ended December 31, 2011:

December 31, 2011
	As previously	Error
	Reported	correction		As restated
Balance Exploration costs	$ 272,188	$ 92,768	(a	$ 364,956
Balance Interest expense	$ 121,085	$ 29,126	(a	$ 150,211
Balance professional fees	$ 215,504	$ 31,951	(a	$ 247,455
To correct errors in accounts payable, debt discount and unamortized loan fees on convertible notes payable.

The following is a summary of the impact of these restatements on the Company’s Statements of Operations for the fiscal year ended December 31, 2011:

December 31, 2011
	As previously	Error
	Reported	correction		As restated
Balance Additional Paid-in Capital	$ 9,387,787	$ 210,740	(a	$ 9,177,047
Balance Retained Deficits	$ (2,207,740)	$ (71,891)	(a	$ (2,279,631)
Balance December 31, 2011 - Total Stockholder's Equity	$ 7,251,771	$ 282,631	(a	$ 6,969,140
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

The Company has a note payable for sum of $30,000 with one of its shareholders. On April 22, 2010, the Company issued 4,800,000 shares in exchange for this note.

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

Note 6 - Warrants

The following table summarizes the Company's warrant activity during the years ended December 31, 2012 and 2011:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding as of December 31, 2010	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2011	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of December 31, 2012	83,333	$1.60

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

On March 2, 2010, the Company entered into an agreement to purchase 100% net revenue in assets of Power Mining

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2012 and 2011

Ventures, Inc.  The purchase was funded by restricted common stock shares.  The total purchase price was $2,280,000.

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

TCA Global

On January 30, 2012, the Company entered into an agreement with TCA Global Credit Master Fund, LP, a Cayman Islands Limited Partnership, whereby TCA Global loaned the Company the aggregate principal amount of $250,000, less $73,175 for loan related costs, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of January 30, 2013. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

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

JMJ Financial #3

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

On February 01, 2013, The Company issued 2,331,362 shares at $0.0149 to TCA Global Capital Master Fund, for the balance on the committed equity fee.

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

On March 25, 2013 the Company issued 180,000 shares to three advisors as part of their advisory agreements. The issuance brought the agreements up to date.

On March 25, 2013 the company issued 750,000 shares as part of a consultancy agreement. The issuance brought the agreement up to date.