Form 10-Q
period 2013-03-31
Amerilithium Corp.
filed 2013-05-20
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

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

As of May 20, 2013, there were 152,754,662 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Unaudited Financial Statements

Balance Sheet:
March 31, 2011 and December 31, 2012	F-1

Statements of Operations:
For the three months ended March 31, 2013 and 2012	F-2

Statements of Cash Flows:
For the three months ended March 31, 2013 and 2012	F-3

Notes to Financial Statements:
March 31, 2013	F-4

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
Unaudited

	March 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$ 146,560	$ 215,245
Prepaid expense	-	1,200
Unamortized loan fees	32,718	33,967
Total current assets	179,278	250,412
Fixed assets
Computer equipment, net	4,314	4,670
Furniture and equipment, net	2,134	2,244
Total fixed assets	6,448	6,914
Other assets
Mining claims	5,178,880	5,178,880
Total assets	$ 5,364,606	$ 5,436,206
LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 79,078	$ 42,491
Convertible notes net of discount - current	210,526	262,079
Total current liabilities	289,604	304,570
Long-term liabilities:
Convertible notes, net of discount	155,380	128,831
Total long-term liabilities	155,380	128,831
Total liabilities	444,984	433,401
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 authorized
0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 authorized,
144,304,662 and 117,458,776 shares issued and outstanding	144,305	117,459
Additional paid-in capital	10,904,305	10,683,838
Stock payable	200	14,100
Deficit accumulated during exploration stage	(6,129,188)	(5,812,592)
Total stockholders' equity	4,919,622	5,002,805
Total liabilities and stockholders' equity	$ 5,364,606	$ 5,436,206

See accompanying notes to consolidated financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Unaudited

			From inception
			(February 2,
	Three months ended		2004) through
	March 31,		March 31,
	2013	2012	2013

Revenue	$ -	$ -	$ -

General and administrative expenses	35,460	100,180	589,036
Exploration expenses	38,786	131,907	696,532
Impairment losses	-	-	2,046,120
Salaries	34,500	34,500	606,507
Professional fees	92,088	210,755	1,217,739
Total operating expenses	200,834	477,342	5,155,934

Loss from operations	(200,834)	(477,342)	(5,155,934)

Other income/(expense):
Interest expense	(115,762)	(167,992)	(973,254)
Total other expenses	(115,762)	(167,992)	(973,254)

Provision for taxes on income	-	-	-

Net loss	$ (316,596)	$ (645,334)	$ (6,129,188)

Weighted average number of shares outstanding-basic	132,186,627	77,086,317

Net loss per share - basic	$ (0.00)	$ 0.01

See accompanying notes to consolidated financial statements.

AMERILITHIUM CORP.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Unaudited
			Cumulative,
			From inception
	Three months Ended	Three months Ended	(February 2, 2004) through
	March 31,	March 31,	March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (316,596)	$ (645,334)	$ (6,129,188)

Adjustments to reconcile net loss to cash
used in operating activities:
Shares issued for services	40,221	103,000	593,821
Shares issued for mining rights	-	-	18,000
Interest expense	20,312	-	579,832
Debt discount	22,876	147,993	(266,345)
Amortization of loan fees	1,249	-	67,281
Impairment on properties	-	-	2,046,120
Depreciation and Amortization	466	385	3,650
Change in current assets and liabilities:
Decrease in prepaids	1,200	-	-
Increase in accounts payable and accrued expenses	36,587	4,387	53,322
Net cash flows from operating activities	(193,685)	(389,569)	(3,033,507)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(10,095)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	-	-	(317,095)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	125,000	250,000	1,610,000

Net cash flows from financing activities	125,000	250,000	3,497,162
Net cash flows	(68,685)	(139,569)	146,560

Cash and equivalents, beginning of period	215,245	501,202	-
Cash and equivalents, end of period	$ 146,560	$ 361,633	$ 146,560

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ (17,207)	$ (336,222)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle interest expense	$ 37,500	$ -	$ 37,500
Shares issued to settle convertible debenture notes	$ 193,192	$ 403,753	$ 1,358,892

See accompanying notes to consolidated financial statements.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three month period ended March 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of March 31, 2013 and December 31, 2012 the company had recognized total depreciation expense of $2,570 and $2,065, respectively.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of March 31, 2013 and December 31, 2012, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2013 and December 31, 2012. The Company did not engage in any transaction involving derivative instruments.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the three month periods ended March 31, 2013 and March 31, 2012 were 132,186,627 and 77,086,317, respectively.

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

Recently Issued Accounting Pronouncements - As of and for the periods ended March 31, 2013 and December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2013, the Company had an accumulated deficit of 6,129,188. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 – Stockholder's Equity:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 3 – Stockholder's Equity: (continued)

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

The Company has accrued but not issued shares associated with consultancy and advisory agreements.  The Company has reported a stock subscription payable of $14,100 as of December 31, 2012.  These shares of 180,000 were issued on March 25, 2013.

On January 8, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $35,000.

On January 30, 2013, TCA Global Credit Master Fund converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $52,632.

On February 1, 2013, The Company issued 2,331,362 shares valued at $37,500 for a commitment fee with TCA Global Credit Master Fund.  The Company recorded this issuance as interest expense.

On February 6, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 4,084,524 shares to reduce the note payable by $34,310.

On February 27, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 4,500,000 shares to reduce the note payable by $33,750.

On March 19, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $37,500.

On March 25, 2013, the Company issued 750,000 shares of stock as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  The value of these shares have been recorded as professional fees expense at time of grant.  The Company recorded an expense of $13,000.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 4 – Warrants:

The following table summarizes the Company's warrant activity during the years ended December 31, 2012 and 2011:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding as of December 31, 2010	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding as of December 31, 2011	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of December 31, 2012	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of March 31, 2013	83,333	1.60

Note 5 - Employment and Consulting Agreements:

On March 12, 2010, the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On October 8, 2010, The Company renewed its consultancy agreement for an additional 24 months at $5,000 per month.  The Company will also issue 250,000 shares of common stock every six months.

Note 6 – Mining Rights:

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

March 31, 2013

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

Note 6 – Mining Rights: (continued)

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

Note 7 - Convertible Notes:

The Company had the following notes payable outstanding as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012

Promissory note payable dated July 7, 2011 due to JMJ including accrued interest of $23,169 and $19,445 as of March 31, 2013 and December 31, 2012, respectively.	$185,826	$133,305
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $31,579 and $28,991 as of March 31, 2013 and December 31, 2012, respectively.	242,105	292,149
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $2,604 and $1,723 as of March 31, 2013 and December 31, 2012, respectively.	36,604	35,723
	464,535	461,177
Less: Debt discount	(33,051)	(41,276)
Total notes payable	$431,484	$419,901

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

March 31, 2013

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

Note 7 - Convertible Notes: (continued)

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

During the quarter ended March 31, 2013, the Company has converted $112,448 principal amount and discount of $28,112 with 18,584,524 shares of common stock. During the quarter ended March 31, 2013, the Company received a total of $125,000 in cash, which represented principal amount total of $136,000 (original issue discount of $11,000), and valued at $170,000 based on the 80% conversion rate. During the quarter ended March 31, 2013, the Company was charged additional interest expense by JMJ of $15,485, which valued at$19,856 based on the 80% conversion rate. As of December 31, 2012, the original issue discount note was valued for $162,656, consisting of principal of $130,125 and 80% conversion rate discount of $32,531. During the quarter ended March 31, 2013, $8,713 discount and $3,724 interests had been amortized and expensed. As of March 31, 2013, the Company has unamortized original issue discount of $25,872 and accrued interest of $23,169.

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

During the quarter ended March 31, 2013, the Company has converted $50,000 principal amount and discount of $2,632 with 5,000,000 shares of common stock. As of March 31, 2013, the original issue discount note was valued for $263,158, consisting of principal of $200,000 and a discount of $10,526 which was valued based on the 95% conversion rate. For the quarter ended March 31, 2013, $13,158 discount and $31,579 interest had been amortized and expensed. As of March 31, 2013, the Company has unamortized fees of $32,718 and unamortized discount of $0.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

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

Note 7 - Convertible Notes: (continued)

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

As of March 31, 2013, the original issue discount note was valued for $34,000, consisting of principal of $27,200 and a discount of $6,800. During the quarter ended March 31, 2013, $673 discount and $881 interests had been amortized and expensed. As of March 31, 2013, the Company has unamortized discount of $7,179 and accrued interest of $2,604.

Note 8 – Subsequent Events:

On April 25, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 4,500,000 shares at $0.0064 and reduced the note payable by $28,800.

On May 13, 2013, The Company issued 1,550,000 shares valued at $13,233.02 for a commitment fee with TCA Global Credit Master Fund.

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

Plan of Operation

The Company’s current plan of operations for the next 12 months is finalizing its Nevada drill program after carefully reviewing the results from its Gravity and CSMAT Geophysical Surveys in Nevada, USA, and receiving the appropriate permits, The Company intends to complete compliant reports post drilling. Additionally, after reviewing the results of the Company’s previous exploration of its Australian assets, the Company, with the assistance of its strategic partner, is planning to finalize an exploration program on the companies Australian based assets. The Company intends to implement its exploration program in Australia after securing the funds required. Due to the Australian farming cycle, access to certain parcels of the ground may not be achievable until the quarter beginning September 1, 2013. The Company is also prepared to initiate its extended Nevada based drill program as soon as financially viable.

Results of Operations

For the three months ended March 31, 2013 Compared to three months ended March 31, 2012

	For the Three Months Ended March 31,
	2013	2012
Net sales	$0	0
Gross profit	$0	0
Total operating expenses	$200,834	477,342
(Loss) from operations	$(200,834)	(477,342)
Net loss	$(316,596)	(645,334)
Loss per common share – basic and diluted	$0.00	0.01

We are an exploration stage company and have not yet commenced material operations.  As of March 31, 2013, we have not generated any revenue or profit.

For the three months ended March 31, 2013 and 2012, respectively, total operating expenses decreased from $477,372 to $200,834 due to decreased general and administrative expenses, exploration expenses, and legal and professional fees.

Our operating expenses for the three months ended March 31, 2013, consisted of salaries of $34,500, depreciation and amortization of $505, mineral property expenditures of $38,786 and other general and administrative expenses of $35,460.  We paid legal and professional fees of $92,088 and $210,755 for the three months ended March 31, 2013 and 2012, respectively.  The decrease in legal and professional fees was due primarily to the Company saving on the increased expense of filing a registration statement on Form S-1 during the 2012 fiscal year.

Comparatively, for the three months ended March 31, 2012, in addition to the legal and professional fees described above, general and administrative expenses consisted of salaries of $34,500, depreciation and amortization of $385,  exploration expenses of $131,907 and other general and administrative costs of $100,180.  The decrease between periods was due to decreased legal and professional fees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2013 and December 31, 2012.

	December 31, 2012	March 31, 2013
Current Assets	$250,412	179,278
Current Liabilities	$304,570	289,604
Working Capital Deficit	$(54,158)	(110,326)

At March 31, 2013, we had working deficit of $(110,326), as compared to working capital deficit of $(54,158), at December 31, 2012, an increase of $56,168.  The increase is primarily related to a decrease in the current portion of Convertible notes payable, net of discount.

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

Net cash used in operating activities for the three months ended March 31, 2013 and 2012, was $193,685 and $389,569, respectively.  The net loss for the three months ended March 31, 2013 and 2012, was 316,596 and $645,334, respectively.  Cash used in operating activities for the three months ended March 31, 2013 and 2012, was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended March 31, 2013 and 2012, was 125,000 and $250,000, respectively.

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

Going Concern

At March 31, 2013, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this , quarterly report on Form 10-Q for the quarter ended March 31, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2012, filed with the SEC on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

The Convertible Note with TCA has passed its maturity date and the Company is working with TCA to restructure the Convertible Note and satisfy the obligations thereunder.

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

AMERILITHIUM CORP.

Date: May 20, 2013	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)