Form 10-Q/A
period 2013-03-31
Amerilithium Corp.
filed 2013-05-22
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of May 22, 2013, there were 152,754,662 shares outstanding of the registrant’s common stock.

Explanatory Note

The purpose of this Amendment No. 1 (this “Amendment”) to Amerilithium Corp.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, filed with the Securities and Exchange Commission on May 20, 2013 (the “Form 10-K”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and update other disclosures.

This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date.

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

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
Index to Unaudited Financial Statements

Balance Sheet:
March 31, 2013 and December 31, 2012	F-1

Statements of Operations:
For the three months ended March 31, 2013 and 2012	F-2

Statements of Cash Flows:
For the three months ended March 31, 2013 and 2012	F-3

Notes to Financial Statements:
March 31, 2013	F-4

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2013

Note 4 – Warrants:

The following table summarizes the Company's warrant activity for the quarter ended March 31, 2012 and the years ended December 31, 2012 and 2011:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding/exercisable as of December 31, 2010	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of December 31, 2011	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of December 31, 2012	83,333	$1.60
Granted	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Expired	-	-
Outstanding/exercisable as of March 31, 2013	83,333	1.60

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

Note 6 – Mining Rights: (continued)

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

JMJ Financial #2

On July 7, 2011, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $540,000, less $40,000 for original issue discount, together with interest at the rate of eight percent (8%) per annum, until the maturity date of three years from the effective date of July 7, 2011. The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

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

AMERILITHIUM CORP.

Date: May 22, 2013	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)