Form 10-Q
period 2013-06-30
Amerilithium Corp.
filed 2013-08-19
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

As of August 19, 2013, there were 193,354,662 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Index to Financial Statements

Balance Sheets:
June 30, 2013 and December 31, 2012	F-1

Statements of Operations:
For the three and six months ended June 30, 2013 and 2012	F-2
and from Inception (February 2, 2004) through June 30, 2013

Statements of Cash Flows:
For the six months ended June 30, 2013 and 2012	F-3
and from Inception (February 2, 2004) through June 30, 2013

Notes to Financial Statements:
June 30, 2013	F-4

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
Unaudited

	June 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$ 70,605	$ 215,245
Prepaid expense	-	1,200
Unamortized loan fees	7,145	33,967
Total current assets	77,750	250,412
Fixed assets
Computer equipment, net	1,866	4,670
Furniture and equipment, net	-	2,244
Total fixed assets	1,866	6,914
Other assets
Mining claims	5,178,880	5,178,880
Total assets	$ 5,258,496	$ 5,436,206

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 99,210	$ 42,491
Advances from shareholder	-	-
Convertible notes net of unamortized discount of
$38,972 and $1,080, respectively - current	234,674	262,079
Total current liabilities	333,884	304,570
Long-term liabilities:
Convertible notes, net of unamortized discount of
$16,722 and $40,197, respectively	92,204	128,831
Total long-term liabilities	92,204	128,831
Total liabilities	426,088	433,401

STOCKHOLDERS' EQUITY
Series A Preferred stock, $0.001 par value, 10,000,000 authorized,
51 issued and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 authorized,
161,354,662 and 117,458,776 shares issued and outstanding	161,355	117,459
Additional paid-in capital	10,990,455	10,683,838
Stock payable	28,489	14,100
Deficit accumulated during exploration stage	(6,347,891)	(5,812,592)
Total stockholders' equity	4,832,408	5,002,805
Total liabilities and stockholders' equity	$ 5,258,496	$ 5,436,206

See accompanying notes to consolidated financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Sate Enterprise)
Statements of Operations
Unaudited

	Three months ended		Six months ended		From inception (February 2, 2004) through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses	19,991	65,220	55,451	164,399	609,027
Exploration expenses	9,398	14,362	48,184	146,270	705,930
Impairment losses	-	-	-	-	2,046,120
Salaries	34,500	34,500	69,000	69,000	641,007
Professional fees	64,647	34,441	156,735	246,196	1,282,386
Total operating expenses	128,536	148,523	329,370	625,865	5,284,470

Loss from operations	(128,536)	(148,523)	(329,370)	(625,865)	(5,284,470)

Other expense:
Interest expense	(90,167)	(156,313)	(205,929)	(324,305)	(1,063,421)
Total other expenses	(90,167)	(156,313)	(205,929)	(324,305)	(1,063,421)

Net loss	$ (218,703)	$ (304,836)	$ (535,299)	$ (950,170)	$ (6,347,891)

Weighted average number of shares
outstanding-basic	150,981,329	81,056,995	141,651,300	81,056,995

Net loss per share - basic	$ (0.00)	$ 0.01	$ (0.00)	$ 0.01

See accompanying notes to consolidated financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Unaudited

			From inception
	Six months	Six months	(February 2,
	ended	ended	2004) through
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (535,299)	$ (950,170)	$ (6,347,891)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services
Shares issued for services	3,220	103,000	556,820
Shares issued for financing agreement and facilities fee	53,000	-	71,000
Amortization of debt discount	66,407	-	625,927
Unamortized debt discount	-	273,398	(289,221)
Amortization of loan fees	26,822	-	92,854
Impairment on properties	-	-	2,046,120
Depreciation and Amortization	962	850	4,146
Loss on abandoned assets	5,984		5,984
Change in current assets and liabilities:
Decrease in prepaids	1,200	-	-
Increase in accounts payable and accrued expenses	59,962	20,236	76,697
Net cash flows from operating activities	(317,742)	(552,686)	(3,157,564)

Cash flows from investing activities:
Purchase of fixed assets	(1,898)	(2,393)	(11,993)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	(1,898)	(2,393)	(318,993)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	175,000	418,500	1,660,000
Net cash flows from financing activities	175,000	418,500	3,547,162
Net cash flows	(144,640)	(136,579)	70,605

Cash and equivalents, beginning of period	215,245	501,202	-
Cash and equivalents, end of period	$ 70,605	$ 364,623	$ 70,605

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ (301,897)	$ (336,222)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle interest expense	$ 53,000	$ -	$ 53,000
Shares issued to settle convertible notes	$ 308,681	$ 305,155	$ 1,667,573

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

June 30, 2013

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the six month period ended June 30, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the six months ended June 30, 2013 and 2012, the company recognized total depreciation expense of $962 and $850 , respectively.

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

June 30, 2013

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

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of June 30, 2013 and December 31, 2012, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, , accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2013 and December 31, 2012. The Company did not engage in any transaction involving derivative instruments.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the six month periods ended June 30, 2013 and June 30, 2012 were 141,651,300 and 81,056,995, respectively.

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

June 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Recently Issued Accounting Pronouncements - As of and for the periods ended June 30, 2013 and December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2013, the Company had an accumulated deficit of $6,347,891. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On January 31, 2013, we amended our articles of incorporation to increase authorized common shares from 150,000,000 to 500,000,000 and authorized 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock.

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

June 30, 2013

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

June 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

On November 11, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 500,000 shares to reduce the note payable by $50,000.

On November 22, 2011, JMJ Financial converted part of their convertible debenture.  The Company issued 1,000,000 shares to reduce the note payable by $100,000.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

June 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

June 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

On April 25, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 4,500,000 shares to reduce the note payable by $36,000.

On May 13, 2013, The Company issued 1,550,000 shares valued at $15,500 for a commitment fee with TCA Global Credit Master Fund.  The Company recorded this issuance as interest expense.

On May 22, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $29,500.

On June 25, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 6,000,000 shares to reduce the note payable by $22,200.

On June 24, 2013, TCA Global Credit Master Fund converted part of their convertible debentures. The Company is to issue 6,000,000 shares to reduce the note payable by $27,789. These shares are recorded as stock payable as of June 30, 2013.

As of June 30, 2013, the Company had to issue 50,000 shares of stock as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  The value of these shares have been recorded as professional fees expense at time of grant.  The Company recorded an expense of $500.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

June 30, 2013

Note 4 – Preferred Stock:

On June 20, 2013, The Company authorized a Series A preferred stock offering.  The Company authorized and issued 51 shares with a par value of $0.001.  Initially, these shares will not accrue or receive dividends and will have no liquidation rights.  These shares shall rank senior to the Corporation’s common stock and any other class or series of capital stock.  Each one (1) share shall have voting rights equal to to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

So long as any shares of Series A Preferred are outstanding, the Corporation shall not, without first obtaining the unanimous written consent of the holders of Series A Preferred, (i) alter or change the rights, preferences or privileges of the Series A Preferred so as to affect adversely the holders of Series A Preferred or (ii) create Pari Passu Shares or Senior Shares.

Note 5 – Warrants:

The following table summarizes the Company's warrant activity during the years ended December 31, 2012 and 2011:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding/exercisable as of December 31, 2012	83,333	$1.60
Granted	-	-
Exercised	-	-
Outstanding/exercisable as of June 30, 2013	83,333	1.60

Note 6 - Employment and Consulting Agreements:

On March 12, 2010, the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On October 8, 2010, The Company renewed its consultancy agreement for an additional 24 months at $5,000 per month.  The Company will also issue 250,000 shares of common stock every six months.

Note 7 – Mining Rights:

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

June 30, 2013

Note 7 – Mining Rights: (continued)

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

On December 31, 2012, The Company determined that an impairment loss should be recorded against the mining rights and properties.  The Company has determined that the amount of the impairment to be $2,046,120.  The total mining properties and rights have been adjusted to a net figure of $5,178,880.  The Company will continue to evaluate the need for an impairment adjustment.

Note 8 - Convertible Notes:

The Company had the following notes payable outstanding as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

Promissory note payable dated July 7, 2011 due to JMJ as of June 30, 2013 and December 31, 2012, respectively.	$74,956	$133,305
Promissory note payable dated January 30, 2012 due to TCA Global as of June 30, 2013 and December 31, 2012, respectively.	182,737	292,149
Promissory note payable dated June 29, 2012 due to JMJ including as of June 30, 2013 and December 31, 2012, respectively.	34,000	35,723
Promissory note payable dated June 13, 2013 due to Carebourn Capital as of June 30, 2013	90,909	0
	382,602	461,177

Less: Debt discount	(55,694)	(41,276)
Total notes payable	$326,908	$419,901

JMJ Financial #2

On July 7, 2012, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $540,000, less $40,000 for original issue discount, together with one time interest at the rate of eight percent (8%). The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, JMJ Financial has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

June 30, 2013

Note 8 - Convertible Notes: (continued)

price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 80% multiplied by the lowest trading price during the twenty-five (25) trading days prior to conversion notice.

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

As of June 30, 2013, the Company has converted $182,608 principal amount and discount of $45,652 with 34,084,524 shares of common stock. As of June 30, 2013, the Company received a total of $125,000 in cash, which was represented principal amount total of $136,000 (original issue discount of $20,000), and valued at $170,000 based on the 80% conversion rate. As of the six months ended June 30, 2013, the Company was charged additional interest expense by JMJ of $15,485, which valued at $19,856 based on the 80% conversion rate. As of December 31, 2012, the original issue discount note was valued at $74,956, consisting of principal of $59,965 and 80% conversion rate discount of $14,991. For the six months ended June 30, 2013, $22,048 discount and $7,132 interest had been amortized and expensed. As of June 30, 2013, the Company has unamortized original issue discount of $16,722 and accrued interest of $26,557.

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

As of June 30, 2013, the original issue discount note was valued at $182,737, consisting of principal of $173,600 and a discount of $9,137 which was valued based on the 95% conversion rate.  As of June 30, 2013, the note is determined to be in default. An 18% interest is applied to the note recognizing a total of $18,750 in interest expense.

JMJ Financial #3

On June 29, 2012, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $540,000, less $40,000 for original issue discount, together with one time interest at the rate of eight percent (8%).  The original issue discount note, as described in ASC 480-55, may not be prepaid in whole or in part.

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

June 30, 2013

Note 8 - Convertible Notes: (continued)

During the year ended December 31, 2012, the Company received a total of $25,000 in cash, which represented principal amount total of $27,200 (original issue discount of $2,200), and valued at $34,000 based on the 80% conversion rate.

As of June 30, 2013, the original issue discount note was valued at $34,000, consisting of principal of $27,200 and a discount of $6,800. As of June 30, 2013, $1,427 discount and $1,793 interests had been amortized and expensed. As of June 30, 2013, the Company has unamortized discount of $6,424 and accrued interest of $3,517.

Carebourn Capital

On June 13, 2013, the Company entered into an agreement with Carebourn Capital LP, whereby Carebourn Capital will loan the Company the aggregate principal amount up to $50,000, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, Carebourn Capital has the right to convert this Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 55% multiplied by the three (3) lowest trading price during the ten day (10) trading days prior to conversion notice.

As of June 30, 2013, the note was valued at $90,909, consisting of principal of $50,000 and a discount of $40,909. During the quarter ended June 30, 2013, $1,937 discount and $344 interest had been amortized and expensed. As of June 30, 2013, the Company has unamortized discount of $38,972 and accrued interest of $6,928.

Note 9 – Subsequent Events:

On July 2, 2013, TCA Global converted an amount on their convertible debentures.  The Company issued 6,000,000 shares at $0.0044 and reduced the note payable by $27,789.

On July 11, 2013, The Company issued 51 Series A preferred stock with a par value of $0.001, to the company's Chief Executive Officer.

On July 24, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 6,300,000 shares at $0.00296 and reduced the note payable by $18,648.

On August 9, 2013, The Company issued a series of three convertible promissory notes totaling $75,000 for legal services rendered.

On August 12, 2013, TCA Global converted an amount on their convertible debentures.  The Company issued 8,500,000 shares at $0.0059 and reduced the note payable by $50,150.

On August 14, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 8,800,000 shares at $0.00296 and reduced the note payable by $26,048.

On August 16, 2013, the Company issued 320,000 shares of stock as part of various existing consultancy agreements.

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

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  These accounting principles require us to make certain estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented.  Our financial statements would be affected to the extent there are material differences between these estimates and actual results.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. The following discussion should be read in conjunction with our unaudited financial statements and notes thereto appearing elsewhere in this report.

Plan of Operation

The Company’s plan of operations for the next 12 months is as follows. After reviewing the results of the Company’s initial exploration of its Australian assets, the Company, with the assistance of its strategic partner, is planning to finalize a drilling program on the Company Australian based assets. The Company intends to implement its drilling program in Australia during the 4th fiscal quarter and follow up by instituting its Nevada based drill program shortly thereafter, upon securing the required finances to do so.

Results of Operations

For the three months ended June 30, 2013 Compared to three months ended June 30, 2012

	For the Three Months Ended June 30,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$128,536	148,523
(Loss) from operations	$(128,536)	(148,523)
Net loss	$(218,703)	(304,836)
Loss per common share – basic	$(0.00)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of June 30, 2013, we have not generated any revenue or profit.

For the three months ended June 30, 2013 and 2012, respectively, total operating expenses decreased from $148,523 to $128,536 due to decreased legal fees.

Our operating expenses for the three months ended June 30, 2013 consisted of:  General and administrative expenses of $19,991, exploration expenses of $9,398, salaries of $34,500; and, professional fees of $64,647.

Comparatively, for the three months ended June 30, 2012, our operating expenses consisted of:  General and administrative expenses of $65,220, exploration expenses of $14,362, salaries of $34,500; and, professional fees of $34,441.

The increase in professional fees from the three months ended June 30, 2012 to the three months ended June 30, 2013 was primarily due to the Company changing auditors in 2012.  The overall decrease in operating expenses from the three months ended June 30, 2012 to the three months ended June 30, 2013 was due to a reduction in operating activities in 2013.

For the six months ended June 30, 2013 Compared to six months ended June 30, 2012

	For the Six Months Ended June 30,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$329,370	625,865
(Loss) from operations	$(329,370)	(625,865)
Net loss	$(535,299)	(950,170)
Loss per common share – basic	$(0.00)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of June 30, 2013, we have not generated any revenue or profit.

For the six months ended June 30, 2013 and 2012, respectively, total operating expenses decreased from $625,865 to $329,370 due to decreased legal and professional fees and a reduction in overall operating activities.

Our operating expenses for the six months ended June 30, 2013 consisted of:  General and administrative expenses of $55,451, exploration expenses of $48,184, salaries of $69,000, and professional fees of $156,735.

Comparatively, for the three months ended June 30, 2012, our operating expenses consisted of:  General and administrative expenses of $164,399, exploration expenses of $146,270, salaries of $69,000; and, professional fees of $246,196.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Current Assets	$77,750	250,412
Current Liabilities	$333,884	304,570
Working Capital Deficit	$(256,134)	(54,158)

At June 30, 2013, we had a working capital deficit of $256,134, an increase of $201,976 from the working capital deficit of $54,158 at December 31, 2013.  The increase is primarily related to a decrease in unamortized loan fees and an increase in accounts payable and accrued liabilities.

The Company expects its current resources to be sufficient for a period of approximately 2 months. Management has determined that additional capital will need to be raised via equity or debt securities.  In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves.  There are no assurances that management will be able to raise capital on terms acceptable to the Company.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Net cash used in operating activities for the six months ended June 30, 2013 and 2012, was $317,742 and $552,686, respectively.  The net loss for the six months ended June 30, 2013 and 2012 was $535,299 and $950,170, respectively.  Cash used in operating activities for the three months ended June 30, 2013 and 2012, was primarily for legal and professional fees.

Net cash used in investing activities for the six months ended June 30, 2013 and 2012 was $1,898 and $2,393, respectively.  These amounts were made up of the purchases of fixed assets in the respective periods.

Net cash provided by financing activities for the six months ended June 30, 2013 and 2012, was $175,000 and $418,500, respectively.  These amounts were made up of proceeds from convertible notes in the respective periods.

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

Going Concern

At June 30, 2013, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended June 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2012, filed with the SEC on April 16, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013, other than those previously reported in a Current Report on Form 8-K.

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

AMERILITHIUM CORP.

Date: August 19, 2013	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)