Form 10-Q
period 2013-09-30
Amerilithium Corp.
filed 2013-11-19
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2013

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

As of November 19, 2013, there were 247,959,226 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Index to Financial Statements

Balance Sheets:
September 30, 2013 and December 31, 2012	F-1

Statements of Operations:
For the three and nine months ended September 30, 2013 and 2012	F-2
and from Inception (February 2, 2004) through September 30, 2013

Statements of Cash Flows:
For the nine months ended September 30, 2013 and 2012	F-3
and from Inception (February 2, 2004) through September 30, 2013

Notes to Financial Statements:
September 30, 2013	F-4

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
Unaudited

	September 30,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$ 7,535	$ 215,245
Prepaid expense	-	1,200
Unamortized loan fees	7,145	33,967
Total current assets	14,680	250,412
Fixed assets
Computer equipment, net	1,771	4,670
Furniture and equipment, net	-	2,244
Total fixed assets	1,771	6,914
Other assets
Mining claims	3,538,428	5,178,880
Total assets	$ 3,554,879	$ 5,436,206

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 104,210	$ 42,491
Convertible notes net of discount - current	170,480	262,079
Total current liabilities	274,690	304,570
Long-term liabilities:
Convertible notes, net of discount	52,792	128,831
Total long-term liabilities	52,792	128,831
Total liabilities	327,482	433,401

STOCKHOLDERS' EQUITY
Series A Preferred stock, $0.001 par value,
51 authorized and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 authorized,
218,380,512 and 117,458,776 shares issued and outstanding	212,381	117,459
Additional paid-in capital	11,127,847	10,683,838
Stock payable	27,884	14,100
Deficit accumulated during exploration stage	(8,140,715)	(5,812,592)
Total stockholders' equity	3,227,397	5,002,805
Total liabilities and stockholders' equity	$ 3,554,879	$ 5,436,206

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Unaudited

					From inception
	Three months ended		Nine months ended		(February 2, 2004) through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses	8,985	46,819	64,436	211,218	618,012
Exploration expenses	1,231	129,365	49,415	275,635	707,161
Impairment losses	1,640,452	-	1,640,452	-	3,686,572
Salaries	34,500	34,500	103,500	103,500	675,507
Professional fees	64,984	59,712	221,719	305,908	1,347,370
Total operating expenses	1,750,152	270,396	2,079,522	896,261	7,034,622

Loss from operations	(1,750,152)	(270,396)	(2,079,522)	(896,261)	(7,034,622)

Other income/(expense):
Interest expense	42,672	(53,269)	(248,601)	(377,574)	(1,106,093)
Total other expenses	42,672	(53,269)	(248,601)	(377,574)	(1,106,093)

Provision for taxes on income	-	-	-	-	-

Net loss	$ (1,707,480)	$ (323,665)	$ (2,328,123)	$ (1,273,835)	$ (8,140,715)

Weighted average number of shares outstanding-basic	95,019,650	86,956,034	156,171,028	86,956,034

Net loss per share - basic	$ (0.02)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Unaudited
			From inception
	Nine months	Nine months	(February 2, 2004)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (2,328,123)	$ (1,273,835)	$ (8,140,715)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	37,657	103,000	591,357
Shares issued for financing agreement and facilities fee	53,000	-	71,000
Interest expense	-	-	559,520
Unamortized debt discount	119,420	359,119	(170,863)
Amortization of loan fees	26,822	-	92,854
Impairment on properties	1,640,452	-	3,686,572
Depreciation and Amortization	1,057	1,315	5,203
Loss on abandoned assets	5,984		5,983
Change in current assets and liabilities:
Decrease in prepaids	1,200	-	-
Increase in accounts payable and accrued expenses	61,719	6,284	78,455
Net cash flows from operating activities	(380,812)	(804,117)	(3,220,634)
Cash flows from investing activities:
Purchase of fixed assets	(1,898)	(2,393)	(11,993)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	(1,898)	(2,393)	(318,993)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	175,000	630,000	1,660,000
Net cash flows from financing activities	175,000	630,000	3,574,162
Net cash flows	(207,710)	(176,510)	7,535
Cash and equivalents, beginning of period	215,245	501,202	-
Cash and equivalents, end of period	$ 7,535	$ 324,692	$ 7,535
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ (336,222)	$ (336,222)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle interest expense	$ 50,733	$ -	$ 50,733
Shares issued to settle convertible notes	$ 424,245	$ 535,947	$ 1,589,945

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company as of and for the three and nine month periods ended September 30, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2013 and December 31, 2012.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of September 30, 2013 the company had recognized total depreciation expense of $1,057.

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

The Company conducted an impairment analysis on the carrying value of its mining properties and the related lease acreage for the period ended December 31, 2012 and determined an impairment in the amount of $2,046,120 was necessary. An additional analysis was prepared for the period ending September 30, 2013 and determined that an additional impairment in the amount $1,640,452 was necessary.  For the period from inception (February 2, 2004) through September 30, 2013, the Company has recognized impairment totaling $3,686,572 has been recognized.  Key indicators were evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of our geologist, significant progress in evaluating the properties program which is very complex and continued resources for financing for third parties.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 1 - Organization and summary of significant accounting policies: (continued)

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of September 30, 2013 and December 31, 2012, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2013 and December 31, 2012. The Company did not engage in any transaction involving derivative instruments.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the nine month periods ended September 30, 2013 and September 30, 2012 were 156,171,028 and 190,039,300, respectively.

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

Recently Issued Accounting Pronouncements - As of and for the periods ended September 30, 2013 and December 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2013, the Company had an accumulated deficit of $8,140,715. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 3 – Stockholder's Equity: (continued)

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

On April 25, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 4,500,000 shares to reduce the note payable by $28,800.

On May 13, 2013, The Company issued 1,550,000 shares valued at $13,233 for a commitment fee with TCA Global Credit Master Fund.  The Company recorded this issuance as interest expense.

On May 23, JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $23,600.

On June 26, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 6,000,000 shares to reduce the note payable by $17,760.

On July 24, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 6,300,000 shares to reduce the note payable by $23,310.

On August 12, 2013, TCA Global Credit Master Fund converted part of their convertible debentures.  The Company issued 8,500,000 shares to reduce the note payable by $52,789.

On August 14, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 8,800,000 shares to reduce the note payable by $32,560.

On August 16, 2013, the Company issued 320,000 shares of stock as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  These shares have been offset against the stock subscription.

On August 29, 2013, The Company issued 9,648,397 shares to The Company for legal services.  The Company recorded legal expenses of $31,840.

On September 11, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 9,000,000 shares to reduce the note payable by $18,900.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 3 – Stockholder's Equity: (continued)

On September 13, 2013, TCA Global Credit Master Fund converted part of their convertible debentures.  The Company issued 4,457,453 shares to reduce the note payable by $13,607.

On September 13, 2013, TCA Global Credit Master Fund converted part of their convertible debentures.  The Company issued 4,000,000 shares to reduce the note payable by $12,211.

As of September 30, 2013, the Company had to issue 50,000 shares of stock as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  The value of these shares have been recorded as professional fees expense at time of grant.  The Company recorded an expense of $95.

Note 4 – Preferred Stock:

On June 20, 2013, The Company authorized a Series A preferred stock offering.  The Company was authorized and issued 51 shares with a par value of $0.001.  Initially, these shares will not accrue or receive dividends and will have no liquidation rights.  These shares shall rank senior to the Corporation’s common stock and any other class or series of capital stock.  Each one (1) share shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator.  For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

So long as any shares of Series A Preferred are outstanding, the Corporation shall not, without first obtaining the unanimous written consent of the holders of Series A Preferred, (i) alter or change the rights, preferences or privileges of the Series A Preferred so as to affect adversely the holders of Series A Preferred or (ii) create Pari Passu Shares or Senior Shares.

Note 5 – Warrants:

The following table summarizes the Company's warrant activity during the period from December 31, 2012 to September 30, 2013:

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

September 30, 2013

Note 7 – Mining Rights: (continued)

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

On September 30, 2013, The Company determined that an impairment loss should be recorded against the mining rights and properties.  The Company has determined that the amount of the impairment to be $1,640,452.  The total mining properties and rights have been adjusted to a net figure of $3,538,428.  The Company will continue to evaluate the need for an impairment adjustment.

Note 8 - Convertible Notes:

The Company had the following notes payable outstanding as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Promissory note payable dated July 7, 2011 due to JMJ including accrued interest of $151,948 and $19,445 as of September 30, 2013 and December 31, 2012, respectively.	$57,780	$133,305
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $61,579 and $28,991 as of September 30, 2013 and December 31, 2012, respectively.	108,060	292,149
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $5,223 and $1,723 as of September 30, 2013 and December 31, 2012, respectively.	-	35,723
Promissory note payable dated June 13, 2013 due to Carebourn Capital including accrued interest of $2,208 as of September 30, 2013	90,909	-
	256,749	461,177
Less: Debt discount	(33,477)	(41,276)
Total notes payable	$223,272	$419,901

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 8 - Convertible Notes: (continued)

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

As of September 30, 2013, the Company has converted $242,424 principal amount and discount of $60,606 with 58,184,524 shares of common stock. As of September 30, 2013, the Company received a total of $125,000 in cash, which represented principal amount total of $136,000 (original issue discount of $20,000), and valued at $170,000 based on the 80% conversion rate. As of September 30, 2013, the Company was charged additional interest expense by JMJ of $31,875, which valued at $52,618 based on the 80% conversion rate. As of December 31, 2012, the original issue discount note was valued at $74,956, consisting of principal of $59,965 and 80% conversion rate discount of $14,991. As of September 30, 2013, the Company has unamortized original issue discount of $1,352 and accrued interest of $31,875.

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

As of September 30, 2013, the original issue discount note was valued at $263,158, consisting of principal of $250,000 and a discount of $13,158 which was valued based on the 95% conversion rate. For the quarter ended September 30, 2013, $7,951 discount and $61,579 interest had been amortized and expensed.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 8 - Convertible Notes: (continued)

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

During the year ended December 31, 2012, the Company received a total of $25,000 in cash, which represented principal amount total of $25,000 (original issue discount of $6,250), and valued at $31,250 based on the 80% conversion rate.

As of September 30, 2013, the original issue discount note was valued at $31,250, consisting of principal of $25,000 and a discount of $6,800. As of September 30, 2013, $2,614 discount and $1,558 interests had been amortized and expensed. As of September 30, 2013, the Company has unamortized discount of $3,6,36 and accrued interest of $3,139.

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

As of September 30, 2013, the note was valued at $90,909, consisting of principal of $50,000 and a discount of $40,909. During the quarter ended September 30, 2013, $12,421 discount and $2,208 interests had been amortized and expensed. As of September 30, 2013, the Company has unamortized discount of $28,488 and accrued interest of $5,065.

Note 9 – Subsequent Events:

On October 1, 2013, TCA Global converted an amount on their convertible debentures.  The Company issued 10,597,464 shares at $0.00189 and reduced the note payable by $20,135.

On October 2, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 8,000,000 shares at $0.00128 and reduced the note payable by $12,800.

On October 18, 2013, TCA Global converted an amount on their convertible debentures.  The Company is to issue 11,490,142 shares at $0.00199 and reduced the note payable by $22,980.

On October 23, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 8,581,250 shares at $0.00128 and reduced the note payable by $13,730.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report and other reports filed by the Company from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, our management as well as estimates and assumptions made by our management.  Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof.  When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to us or our management identify forward-looking statements. Such statements reflect our current view with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

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

Plan of Operation

After reviewing the results of the Company’s exploration of its global assets, the Company, intends to implement additional exploration on the Company’s Australian assets.  Should the Company be able to secure additional financing, we also intend to initiate a Nevada based drill program. There can be assurances that such financing will be available on favorable terms or at all.  We continue to explore opportunities for the further development of the Company.

Results of Operations

For the three months ended September 30, 2013 Compared to three months ended September 30, 2012

	For the Three Months Ended June 30,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$1,750,152	270,396
(Loss) from operations	$(1,750,152)	(270,396)
Net loss	$(1,707,480)	(323,665)
Loss per common share – basic and diluted	$(0.01)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2013, we have not generated any revenue or profit.

For the three months ended September 30, 2013 and 2012, respectively, total operating expenses increased from $270,396 to $1,750,152 due to increased impairment losses.

Our operating expenses for the three months ended September 30, 2013 consisted of:  General and administrative expenses of $8,985, exploration expenses of $1,231, salaries of $34,500; impairment loss of $1,640,452 and, professional fees of $64,984.

Comparatively, for the three months ended September 30, 2012, our operating expenses consisted of:  General and administrative expenses of $46,819, exploration expenses of $129,365, salaries of $34,500; and, professional fees of $59,712.

The decrease in professional fees from the three months ended September 30, 2012 to the three months ended September 30, 2013 was primarily due to a reduction in operating activities in 2013.  The overall decrease in operating expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was due to a reduction in exploration activities in 2013.

For the nine months ended September 30, 2013 Compared to nine months ended September 30, 2012

	For the Nine Months Ended September 30,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$2,079,522	896,261
(Loss) from operations	$(2,079,522)	(896,261)
Net loss	$(2,328,123)	(1,273,835)
Loss per common share – basic and diluted	$(0.01	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2013, we have not generated any revenue or profit.

For the nine months ended September 30, 2013 and 2012, respectively, total operating expenses increased] from $896,261 to $2,079,522 due to increased impairment losses.

Our operating expenses for the nine months ended September 30, 2013 consisted of:  General and administrative expenses of $64,435, exploration expenses of $49,415, salaries of $103,500, impairment loss of $1,640,452  and professional fees of $221,719.

Comparatively, for the nine months ended September 30, 2012, our operating expenses consisted of:  General and administrative expenses of $211,218, exploration expenses of $275,635, salaries of $103,500; and, professional fees of $305,908.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 30, 2012
Current Assets	$14,680	250,412
Current Liabilities	$274,691	304,570
Working Capital	$(260,011)	(54,158)

At September 30, 2013, we had a working capital deficit of $260,011, an increase of $205,853 from the working capital deficit of $54,158 at December 31, 2012.  The increase is primarily related to a decrease in unamortized loan fees and an increase in accounts payable and accrued liabilities.

The Company expects its current resources to be sufficient for a period of approximately 1 month unless additional financing is received.  Management has determined that additional capital will be required in the form of equity or debt securities.  In addition, if we cannot raise additional short-term capital we will be forced to continue to further accrue liabilities due to our limited cash reserves.  There are no assurances that management will be able to raise capital on terms acceptable to the Company.  If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.  If we obtain additional funds by selling any of our equity securities or by issuing common stock to pay current or future obligations, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution, or the equity securities may have rights preferences or privileges senior to the common stock.  If adequate funds are not available to us when needed on satisfactory terms, we may be required to cease operating or otherwise modify our business strategy.

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012, was $380,812 and $804,117, respectively.  The net loss for the nine months ended September 30, 2013 and 2012, was $2,328,123 and $1,273,835, respectively.  Cash used in operating activities for the nine months ended September 30, 2013 and 2012, was primarily for legal and professional fees.

Net cash obtained through all financing activities for the nine months ended September 30, 2013 and 2012, was $175,000 and $630,000, respectively.

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

Going Concern

As of September 30, 2013, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements:

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended September 30, 2013, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no other unregistered sales of the Company’s equity securities during the quarter ended September 30, 2013, other than those previously reported in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

The Convertible Note with TCA has passed its maturity date and the Company is working with TCA to restructure the Convertible Note and satisfy the obligations thereunder.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously reported.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Date: November 19, 2013	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)