Form 10-Q/A
period 2013-09-30
Amerilithium Corp.
filed 2014-01-22
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT #1

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

As of January 21, 2014, there were 328,630,226 shares outstanding of the registrant’s common stock.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 19, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T and restate the financial statements in order to record those certain notes the Company issued for professional services rendered and other financial disclosures related thereto.

Exhibit 101 to this report provides the consolidated restated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Index to Financial Statements

Balance Sheets:
September 30, 2013 (Restated) and December 31, 2012	F-1

Statements of Operations:
For the three and nine months ended September 30, 2013 (Restated) and 2012 and from Inception (February 2, 2004) through September 30, 2013 (Restated)	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2013 (Restated) and 2012	F-3
and from Inception (February 2, 2004) through September 30, 2013 (Restated)

Notes to Financial Statements:
September 30, 2013 (Restated)	F-4

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
Unaudited

	September 30,	December 31,
	2013 (Restated)	2012
ASSETS
Current assets:
Cash	$ 7,535	$ 215,245
Prepaid expense	-	1,200
Unamortized loan fees	7,145	33,967
Total current assets	14,680	250,412
Fixed assets
Computer equipment, net	1,771	4,670
Furniture and equipment, net	-	2,244
Total fixed assets	1,771	6,914
Other assets
Mining claims	3,538,428	5,178,880
Total assets	$ 3,554,879	$ 5,436,206

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 104,210	$ 42,491
Convertible notes net of discount - current	378,012	262,079
Total current liabilities	482,222	304,570
Long-term liabilities:
Convertible notes, net of discount	52,792	128,831
Total long-term liabilities	52,792	128,831
Total liabilities	535,014	433,401

STOCKHOLDERS' EQUITY
Series A Preferred stock, $0.001 par value,
51 authorized and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 authorized,
218,380,512 and 117,458,776 shares issued and outstanding	218,381	117,459
Additional paid-in capital	11,149,636	10,683,838
Stock payable	95	14,100
Deficit accumulated during exploration stage	(8,348,247)	(5,812,592)
Total stockholders' equity	3,019,865	5,002,805
Total liabilities and stockholders' equity	$ 3,554,879	$ 5,436,206

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Unaudited

					From inception
	Three months ended		Nine months ended		(February 2, 2004) through
	September 30,		September 30,		September 30,
	2013 (Restated)	2012	2013 (Restated)	2012	2013 (Restated)

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses	8,985	46,819	64,436	211,218	618,012
Exploration expenses	1,231	129,365	49,415	275,635	707,161
Impairment losses	1,640,452	-	1,640,452	-	3,686,572
Salaries	34,500	34,500	103,500	103,500	675,507
Professional fees	139,984	59,712	296,719	305,908	1,422,370
Total operating expenses	1,825,152	270,396	2,154,522	896,261	7,109,622

Loss from operations	(1,825,152)	(270,396)	(2,154,522)	(896,261)	(7,109,622)

Other income/(expense):
Interest expense	(175,204)	(53,269)	(381,133)	(377,574)	(1,238,625)
Total other expenses	(175,204)	(53,269)	(381,133)	(377,574)	(1,238,625)

Provision for taxes on income	-	-	-	-	-

Net loss	$ (2,000,356)	$ (323,665)	$ (2,535,655)	$ (1,273,835)	$ (8,348,247)

Weighted average number of shares outstanding-basic	190,039,300	86,956,034	156,171,028	86,956,034

Net loss per share - basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Unaudited
			From inception
	Nine months	Nine months	(February 2, 2004)
	ended	ended	through
	September 30,	September 30,	September 30,
	2013 (Restated)	2012	2013 (Restated)
Cash flows from operating activities:
Net loss	$ (2,535,655)	$ (1,273,835)	$ (8,348,247)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	37,657	103,000	591,257
Shares issued for financing agreement and facilities fee	53,000	-	71,000
Shares issued for interest	-	-	559,520
Professional fees settled with convertible notes payable	75,000	-	75,000
Amortization of debt discount	251,952	359,119	(37,269)
Amortization of loan fees	26,822	-	92,854
Impairment of properties	1,640,452	-	3,686,572
Depreciation and amortization	1,057	1,315	4,241
Loss of abandoned assets	5,984		5,984
Change in current assets and liabilities:
Decrease in prepaids	1,200	-	-
Increase in accounts payable and accrued expenses	61,719	6,284	78,454
Net cash flows from operating activities	(380,812)	(804,117)	(3,220,634)
Cash flows from investing activities:
Purchase of fixed assets	(1,898)	(2,393)	(11,993)
Purchase of mining rights	-	-	(307,000)
Net cash flows from investing activities	(1,898)	(2,393)	(318,993)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	175,000	630,000	1,660,000
Payments on notes payable	-	-	-
Net cash flows from financing activities	175,000	630,000	3,547,162
Net change in cash and cash equivalents	(207,710)	(176,510)	7,536
Cash and cash equivalents, beginning of period	215,245	501,202	-
Cash and cash equivalents, end of period	$ 7,536	$ 325,692	$ 7,536
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ (336,222)	$ (336,222)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle interest expense	$ 50,733	$ -	$ 50,733
Shares issued to settle convertible debenture	$ 424,245	$ 535,947	$ 1,589,945
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

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of September 30, 2013, the Company had recognized total depreciation expense of $1,057.

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

The Company conducted an impairment analysis on the carrying value of its mining properties and the related lease acreage for the period ended December 31, 2012 and determined an impairment in the amount of $2,046,120 was necessary. An additional analysis was prepared for the period ending September 30, 2013 and determined that an additional impairment in the amount $1,640,452 was necessary.  For the period from inception (February 2, 2004) through September 30, 2013, the Company has recognized impairment totaling $3,686,572.  Key indicators were evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of our geologist, significant progress in evaluating the properties program which is very complex and continued resources for financing for third parties.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

NOTE 2 - RESTATEMENT FOR QUARTER ENDED SEPTEMBER 30, 2013:

Subsequent to the issuance of the original filing in Form 10-Q on November 19, 2013, for the quarter ended September 30, 2013, the Company determined that three convertible notes with a face value of $75,000 were not recorded; that professional fees of $75,000 were not recorded; that the issuance of 6,000,000 shares of common stock to reduce a subscription payable of $27,789 were not recorded; that there was a typographical error that led to interest expense being shown as interest income; and, that there were significant misclassifications on the Statement of Cash Flows.

As a result of the errors stated above, the Company determined that there were significant changes in the Company’s Balance Sheet, Statement of Operations, and Statement of Cash Flows for the quarter ended September 30, 2013 and for the period from inception (February 2, 2004) through September 30, 2013. Item 1 and Item 2 of the Amended 10-Q have been updated to reflect the restatement for the quarter ended September 30, 2013.

The following errors were found for the quarter ended September 30, 2013:

•

Convertible notes net of discount, total current liabilities and total liabilities was understated by $207,532;

•

Accumulated deficit during exploration stage was understated by $207,532 due to unrecorded professional fees, interest, and amortized debt discount;

•

Professional fees were understated by $75,000 due to unrecorded fees;

•

Interest expense and total other expense was understated by $132,532;

•

Net loss was understated by $207,532;

•

Common stock was understated by $6,000;

•

Additional paid-in capital was understated by $21,789;

•

Stock payable was overstated by $27,789;

•

Total stockholders’ equity was overstated by $207,532;

•

Interest expense of $42,672 was shown as interest income;

•

Professional fees settled with convertible notes payable was understated by $75,000; and

•

Amortization of debt discount was understated by $132,532.

Additional misclassifications were noted in the compiling of the Statement of Cash Flows from inception (February 2, 2004) through September 30, 2013 (Restated):

•

Shares issued for services was overstated by $100; and

•

Depreciation and amortization was overstated by $962.

The effects on our previously issued September 30, 2013 financial statements are as follows:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

NOTE 2 - RESTATEMENT FOR QUARTER ENDED SEPTEMBER 30, 2013 (continued):

Balance Sheet:

	September 30, 2013 As Filed	Adjustments	September 30, 2013 (Restated)
LIABILITIES AND STOCKHOLDERS' DEFICIT
Convertible notes net of discount-current	$170,480	$207,532	$378,012
Total current liabilities	$274,690	$207,532	$482,222
Total liabilities	$327,482	$207,532	$535,014
Common stock, $0.001 par value, 500,000,000 authorized, 218,380,512 and 117,458,776 shares issued and outstanding	$212,381	$6,000	$218,381
Additional paid-in capital	$11,127,847	$21,789	$11,149,636
Stock payable	$27,884	$(27,789)	$95
Accumulated deficit during the development stage	$(8,140,715)	$(207,532)	$(8,348,247)
Total stockholders’ equity	$3,227,397	$(207,532)	$3,019,865

Statements of Operations for the Three Months ended September 30, 2013:

	Three months ended September 30, 2013 As Filed	Adjustments	Three months ended September 30, 2013 (Restated)
Professional fees	$64,984	$75,000	$139,984
Total operating expense	$1,750,152	$75,000	$1,825,152
Loss from operations	$(1,750,152)	$(75,000)	$(1,825,152)
Interest expense	$42,672	$(217,876)	$(175,204)
Total other expenses	$42,672	$(217,876)	$(175,204)
Net loss	$(1,707,480)	$(292,876)	$(2,000,356)

Statements of Operations for the Nine Months ended September 30, 2013:

	Nine months ended September 30, 2013 As Filed	Adjustments	Nine months ended September 30, 2013 (Restated)
Professional fees	$221,719	$75,000	$296,719
Total operating expense	$2,079,522	$75,000	$2,154,522
Loss from operations	$(2,079,522)	$(75,000)	$(2,154,522)
Interest expense	$248,601	$132,532	$381,133
Total other expenses	$248,601	$132,532	$381,133
Net loss	$(2,328,123)	$(207,532)	$(2,535,655)

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

NOTE 2 - RESTATEMENT FOR QUARTER ENDED SEPTEMBER 30, 2013 (continued):

Statement of Operations from inception (February 2, 2004) through September 30, 2013:

	From inception (February 2, 2004) through September 30, 2013 As filed	Adjustments	From inception (February 2, 2004) through September 30, 2013 (Restated)
Professional fees	$1,347,370	$75,000	$1,422,370
Total operating expense	$7,034,622	$75,000	$7,109,622
Loss from operations	$(7,034,622)	$(75,000)	$(7,109,622)
Interest expense	$(1,106,093)	$(132,532)	$(1,238,625)
Total other expenses	$(1,106,093)	$(132,532)	$(1,238,625)
Net loss	$(8,140,715)	$(207,532)	$(8,348,247)

Statements of Cash Flows for the Nine Months Ended September 30, 2013:

	Nine months ended September 30, 2013 As Filed	Adjustments	Nine months ended September 30, 2013 (Restated)
Net loss	$(2,328,123)	$(207,532)	$(2,535,655)
Professional fees settled with convertible notes payable	$-	$75,000	$75,000
Amortization of debt discount	$119,420	$132,532	$251,952

Statement of Cash Flows from inception (February 2, 2004) through September 30, 2013:

	From inception (February 2, 2004) through September 30, 2013 As filed	Adjustments	From inception (February 2, 2004) through September 30, 2013 (Restated)
Net loss	$(8,140,715)	$(207,532)	$(8,348,247)
Shares issued for services	$591,357	$(100)	$591,257
Professional fees settled with convertible notes payable	$-	$75,000	$75,000
Amortization of debt discount	$(170,863)	$133,594	$(37,269)
Depreciation and amortization	$5,203	$(962)	$4,241

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 3 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2013, the Company had an accumulated deficit of $8,354,247. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 4 – Stockholder's Equity:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 4 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 4 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 4 – Stockholder's Equity: (continued)

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 4 – Stockholder's Equity: (continued)

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

On May 22, JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $29,500

On June 24, 2013, TCA Global Credit Master Fund converted part of their convertible debentures. The Company recorded $27,789 in stock payable to reduce the note payable by $27,789.

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

On August 16, 2013, the Company issued 320,000 shares of stock as part of the consultancy agreements..  These shares have been offset against the stock subscription.

On August 29, 2013, the Company issued 9,648,397 shares to the Company for legal services.  The Company recorded legal expenses of $31,840.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 4 – Stockholder's Equity: (continued)

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

As of September 30, 2013, the Company had to issue 30,000 shares of stock as part of the consultancy agreement.  The amount will be granted every three months at its current trading price.  The value of these shares have been recorded as professional fees expense at time of grant.  The Company recorded an expense of $95.

During the quarter ended September 30, 2013, the Company issued 6,000,000 shares of stock to TCA Global Credit Master Fund to satisfy the aforementioned June 24, 2013 conversion request.  This issuance reduced stock payable by $27,789.

Note 5 – Preferred Stock:

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

Note 6 – Warrants:

The following table summarizes the Company's warrant activity during period from December 31, 2012 to September 30, 2013:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding/exercisable as of December 31, 2012	83,333	$1.60
Granted	-	-
Exercised	-	-
Outstanding/exercisable as of September 30, 2013	83,333	1.60

Note 7 - Employment and Consulting Agreements:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

September 30, 2013

Note 9 - Convertible Notes:

The Company had the following notes payable outstanding as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Promissory note payable dated July 7, 2011 due to JMJ including accrued interest of $151,948 and $19,445 as of September 30, 2013 and December 31, 2012, respectively.	$57,780	$133,305
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $61,579 and $28,991 as of September 30, 2013 and December 31, 2012, respectively.	108,060	292,149
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $5,223 and $1,723 as of September 30, 2013 and December 31, 2012, respectively.	-	35,723
Promissory note payable dated June 13, 2013 due to Carebourn Capital including accrued interest of $2,208 as of September 30, 2013.	90,909	-
Promissory note payable dated August 9, 2013 for professional fees including accrued interest of $132,532 and $-0- at September 30, 2013 and December 31, 2012 respectively.	207,532	-
	464,281	461,177
Less: Debt discount	(33,477)	(41,276)
Total notes payable	$430,804	$419,901

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

Note 9 - Convertible Notes: (continued)

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

As of September 30, 2013, the original issue discount note was valued at $31,250, consisting of principal of $25,000 and a discount of $6,800. As of September 30, 2013, $2,614 discount and $1,558 interests had been amortized and expensed. As of September 30, 2013, the Company has unamortized discount of $3,636 and accrued interest of $3,139.

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

Note 9 - Convertible Notes: (continued)

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

Other Convertible Notes

On August 9, 2013 the Company issued 3 notes (the “Notes”) in the principal aggregate amount of $75,000 for professional services rendered.  The Notes have an interest rate of 12% per annum and are payable on demand.

At any time while these Notes are outstanding, the holder may convert all or any portion of the outstanding principal and accrued and unpaid interest (such total amount, the “Conversion Amount”) into shares of Common Stock of the Company (the “Conversion Shares”) at a price equal to the Conversion Amount (the numerator) divided by (y) the average five (5) trading day closing bid price of the Company’s Common Stock during the five (5) trading days immediately prior to the Conversion Date (as defined in the Notes) as indicated in the conversion notice  (the denominator) multiplied by (z) 2.75 (the “Conversion Price”).

As of September 30, 2013, the series of notes are valued at $207,532, consisting of principal of $75,000 and a discount of $132,532. During the quarter ended September 30, 2013, $0 discount and $0 interests had been amortized and expensed. As of September 30, 2013, the Company has unamortized discount of $131,250 and accrued interest of $1,282.

Note 10 – Subsequent Events:

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

On October 23, 2013, JMJ Financial converted an amount on their convertible debentures.  The Company issued 8,581,250 shares at $0.00128 and reduced the note payable by $13,730

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

For the three months ended September 30, 2013 Compared to three months ended September 30, 2012

	For the Three Months Ended September 30,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$1,825,152	270,396
(Loss) from operations	$(1,825,152)	(270,396)
Net loss	$(2,000,356,)	(323,665)
Loss per common share – basic and diluted	$(0.01)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2013, we have not generated any revenue or profit.

For the three months ended September 30, 2013 and 2012, respectively, total operating expenses increased from $270,396 to $1,825,152 due to increased professional fees and impairment losses.

Our operating expenses for the three months ended September 30, 2013 consisted of:  General and administrative expenses of $8,985, exploration expenses of $1,231, salaries of $34,500; impairment loss of $1,640,452 and, professional fees of $139,984.

Comparatively, for the three months ended September 30, 2012, our operating expenses consisted of:  General and administrative expenses of $46,819, exploration expenses of $129,365, salaries of $34,500; and, professional fees of $59,712.

The increase in professional fees from the three months ended September 30, 2012 to the three months ended September 30, 2013 was primarily due to a increase in operating activities in 2013.  The overall increase in operating expenses from the three months ended September 30, 2012 to the three months ended September 30, 2013 was due to due to increased impairment losses.

For the nine months ended September 30, 2013 Compared to nine months ended September 30, 2012

	For the Nine Months Ended September 30,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$2,154,522	896,261
(Loss) from operations	$(2,154,522)	(896,261)
Net loss	$(2,535,655)	(1,273,835)
Loss per common share – basic and diluted	$(0.01	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2013, we have not generated any revenue or profit.

For the nine months ended September 30, 2013 and 2012, respectively, total operating expenses increased from $896,261 to $2,154,522 due to increased impairment losses.

Our operating expenses for the nine months ended September 30, 2013 consisted of:  General and administrative expenses of $64,436, exploration expenses of $49,415, salaries of $103,500, impairment loss of $1,640,452  and professional fees of $296,719.

Comparatively, for the nine months ended September 30, 2012, our operating expenses consisted of:  General and administrative expenses of $211,218, exploration expenses of $275,635, salaries of $103,500; and, professional fees of $305,908.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 30, 2012
Current Assets	$14,680	250,412
Current Liabilities	$482,222	304,570
Working Capital	$(467,542)	(54,158)

At September 30, 2013, we had a working capital deficit of $467,542, an increase of $413,384 from the working capital deficit of $54,158 at December 31, 2012.  The increase is primarily related to a decrease in unamortized loan fees and an increase in accounts payable and accrued liabilities.

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

Net cash used in operating activities for the nine months ended September 30, 2013 and 2012, was $380,812 and $804,117, respectively.  The net loss for the nine months ended September 30, 2013 and 2012, was $2,535,655 and $1,273,835, respectively.  Cash used in operating activities for the nine months ended September 30, 2013 and 2012, was primarily for legal and professional fees.

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

AMERILITHIUM CORP.

Date: January 22, 2014	By:	/s/ Matthew Worrall
Name: Matthew Worrall
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)