Form 10-K
period 2013-12-31
Amerilithium Corp.
filed 2014-04-25
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-155059

AMERILITHIUM CORP

(Exact name of registrant as specified in its charter)

Nevada	61-16014254
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
480 Forest Avenue Suite 1 Locust Valley, NY 11560
(Address of principal executive offices)
871 Coronado Center Dr., Suite 200 Henderson, NV 89052 (Former Address of principal executive offices)
(702) 583-7790
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, par value $0.001 per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 28, 2013, based on a closing price of $0.0052 was $851,524.  As of April 25, 2014, the registrant had 424,821,047 shares of its common stock, par value $0.001 per share, outstanding.

Documents Incorporated By Reference:  None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Included in this Annual Report on Form 10-K are “forward-looking” statements, as well as historical information. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot assure you that the expectations reflected in these forward-looking statements will prove to be correct. Our actual results could differ materially from those anticipated in forward-looking statements as a result of certain factors, including matters described in the section titled “Risk Factors.” Forward-looking statements include those that use forward-looking terminology, such as the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “project,” “plan,” “will,” “shall,” “should,” and similar expressions, including when used in the negative. Although we believe that the expectations reflected in these forward-looking statements are reasonable and achievable, these statements involve risks and uncertainties and we cannot assure you that actual results will be consistent with these forward-looking statements. Important factors that could cause our actual results, performance or achievements to differ from these forward-looking statements include the following:

•

the availability and adequacy of our cash flow to meet our requirements;

•

economic, competitive, demographic, business and other conditions in our local and regional markets;

•

changes in our business and growth strategy;

•

changes or developments in laws, regulations or taxes in the entertainment industry;

•

actions taken or not taken by third-parties, including our contractors and competitors;

•

the availability of additional capital; and

•

other factors discussed under the section entitled “Risk Factors” or elsewhere in this Annual Report.

All forward-looking statements attributable to us are expressly qualified in their entirety by these and other factors.  We undertake no obligation to update or revise these forward-looking statements, whether to reflect events or circumstances after the date initially filed or published, to reflect the occurrence of unanticipated events or otherwise unless required by applicable law.

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

On February 18, 2010, our articles of incorporation were amended to change the name of the corporation from “Kodiak International, Inc.”  to “Amerilithium Corp.”  as well as increase our authorized common shares to 150,000,000.  On January 31, 2013 we amended our articles of incorporation to increase authorized common shares from 150,000,000 to 500,000,000 and authorized 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock. On June 24, 2013, Amerilithium Corp. (the “Corporation”) filed a certificate of designations, rights and preferences (the “Certificate of Designation”) with the Secretary of State of the State of Nevada pursuant to which the Corporation set forth the designation, powers, rights, privileges, preferences and restrictions of the Series A Preferred Stock. Among other things, each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036). On April 7, 2014, we amended our articles of incorporation to increase authorized common shares from 500,000,000 to 1,000,000,000

Clayton Deep & Full Monty Acquisition

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

On September 3, 2013, We reduced the number of claims held with the BLM for Full Monty and Clayton Deep. Full Monty is currently comprised of 5 claims, totaling 400 Acres and Clayton Deep is comprised of 1 Claim totaling 80 Acres.

Clayton Deep covers a total area of 80 acres (0.125 square miles) in the southern part of Clayton Valley, Esmeralda County, Nevada, USA.

The following is a small-scale map showing the location and access to our Clayton Deep property:

R 37E
R 38E
R 39E
R 40E
2S 37E
2S 38E
2S 39E
2S 40E
T 2S
T 3S
3S 37E
3S 38E
3S 39E
3S 40E
22
T 3S
T 4S
4S 37E
4S 38E
4S 39E
4S 40E
T 4S
T 5S
5S 37E
5S 38E
5S 39E
5S 40E
5S 37EA
PEAK
RANGE
CLAYTON
VALLEY

Nevada
95
6
Tonopah
Silverpeak
Clayton Deep Claim
395
California
Not to Scale

N
Miles
0
1
2
4

**Legend**

- Clayton Deep Claim No.
- Sections
- Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

# Clayton Deep Claim Block December 2013

The project currently consists of 1 unpatented federal placer mining claim, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.  The initial 66 claims were fully recorded April 30, 2010 with the US Bureau of Land Management, Reno, Nevada. Named CD1 thru CD66, and assigned the Serial Numbers NMC 1022861-1022926.  The additional 17 claims were recorded September 7, 2011, with the US Bureau of Land Management, Reno, Nevada. Named CD67 thru CD83, and assigned the Serial Numbers NMC 1053833-1053849.

We currently hold Claim number CD22, in accordance with USA mining regulations, the Clayton Deep unpatented federal placer mining claims are in good standing until September 1, 2014.  Thereafter, a maintenance fee currently of $560, must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2013 until 2014 have been paid in full. We are responsible for meeting the conditions above.

Full Monty covers a total area of 400 acres (0.625 square miles) in Nye County, Nevada, USA.  The claims are approximately 25 miles north of Clayton Valley, Esmeralda County, Nevada, USA.  The project currently consists of 5 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.  The initial claims were fully recorded April 30, 2010 with the US Bureau of Land Management, Reno, Nevada.  Named FM26, 27, 44, 45, 57 and 58, and assigned the Serial Numbers NMC 1022952, 1022953, 1022970, 1022971, 1022983 and 1022984.

The following is a small-scale map showing the location and access to our Full Monty property:

7N 40E
7N 41E
7N 42E
R 40E
R 41E
R 42E
6N 40E
6N 41E
6N 42E
5N 40E
5N 42E
4N 40E
4N 41E
4N 42E
3N 40E
3N 41E
3N 42E
T 6N
T 5N
T 4N
T 3N
V A L L E Y
S M O K Y
44
51
59
58
57

95
Full Monty Claim
Nevada
6
Tonopah
395
California
Not to Scale

N

0 1 2 4 Miles

**Legend**

- Full Monty Claim No.
- Sections
- Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

# Full Monty Claim Blocks December 2013

We currently hold Claim numbers FM44, FM51, FM57, FM58 and FM59, in accordance with USA mining regulations, the Full Monty unpatented federal placer mining claims are in good standing until September 1, 2014.  Thereafter, a maintenance fee, currently $2,800 must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2013 until 2014 have been paid in full.  We are responsible for meeting the conditions above.

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

The Jackson Wash property covers an approximate area of 120 acres (0.1875 square miles) in, Esmeralda County, Nevada, USA.

The following is a small-scale map showing the location and access to our Jackson Wash property:

R 40.5E
R 41E
R 41E
R 42E
R 42E
R 43E
3S 40 1/2E
3S 41E
3S 42E
M O N T E Z U M A
G O L D F I E L D
T 3S
T 4S
T 3S
T 4S
Wash
4S 40 1/2E
4S 41E
4S 42E
28 29
37
Jackson
T 4S
T 5S
T 4S
T 5S
5S 41E
5S 41 1/2E
5S 42E
Water Tank
Cuprite Hills
R 41E
R 41.5E
R 41.5E
R 42E

95
Nevada
6
Tonopah
6
Jackon Wash
Claim
95
395
California
Not to Scale

N

Miles
0 0.75 1.5 3

**Legend**

Jackson Wash Claims

Sections

Townships

Mapping per North American Datum 1983
and United States Public Land Survey System

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

# Jackson Wash Claim Block December 2013

The project consists of 3 unpatented federal placer mining claims, granted by the United States Department of the Interior, Bureau of Land Management, Reno, Nevada.

The 65 original claims were recorded September 1, 2011, with the US Bureau of Land Management, Reno, Nevada. Named JAC 1 thru 56, 62 thru 64, 70 thru 72, and 78 thru 80.

In accordance with USA mining regulations, the Jackson Wash unpatented federal placer mining claims are in good standing until September 1, 2014.  Thereafter, a maintenance fee, currently of $840 must be paid annually by September 1st along with a “Notice of Intent to Hold.”  The fees for 2013 until 2014 have been paid in full.  We are responsible for meeting the conditions above.

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

On October 31, 2013 The Company filed a surrender report on Hoffman Hills for the period April 19, 2011 to July 18, 2013 with the Department of Mines & Petroleum

The project now comprises of Bare Rocks, & Normans Lake Properties covering an area of approximately 30,420 Acres (47.5 square miles) in Western Australia, lose to the town of Wagin, Australia. The projects total 39 graticule blocks.

The following is a small-scale map showing the location and access to Bare Rocks, Hoffman Hills and Normans Lake:

WILLIAMS KONDININ ROAD
KULIN LAKE GRACE ROAD
WICKEPIN HARRISMITH ROAD
REIDS ROAD
Narrogin
DUMBLEYUNG LAKE GRACE ROAD
FENCE ROAD
ALBANY HIGHWAY
Wagin
ARTHUR ROAD
GREAT SOUTHERN HIGHWAY
Dumbleyung Lake
DATATINE ROAD
ROBINSON ROAD
KATANNING NYABING ROAD
Katanning
KOJONUP KATANNING ROAD
COLLIE CHANGERUP ROAD
Kojonup
BROOMEHILL GNOWANGERUP ROAD
CHESTER PASS ROAD

Australia
See Enlargement
Not to Scale

**Legend**

E70/3704

E70/3702

N

0 3 6 12 18 24 Miles

AMERILITHIUM
POWER FOR AMERICA'S FUTURE

**Australian Claims**
**State of Western Australia**
**E70/3702 & E70/3704**
**December 2013**

The Bare Rocks license isvalid until April 18, 2016, and have a yearly rental of Approximatley $1,816, due on April 18, every year.  This license has an annual commitment of $20,000 AUD.

Normans Lake Project Exploration license is valid until May 24, 2016 and has a yearly rental of $2,724 AUD, due on the May 24, every year.  This license has an annual commitment of $24,000 AUD.

As of December 31, 2013 the Company is currently up to date with meeting all current annual commitments.

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

Bare Rocks & Normans Lake Projects are located in Western Australia, close to the town of Wagin, Australia. Wagin is accessible by state route 120 and 107, and is approximately 165 miles from Perth by road.

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

Employees

We have no employees other than our Interim Chief Executive Officer.  For the foreseeable future, we intend to use the services of independent consultants and contractors to perform various professional services, including reservoir engineering, land, legal, environmental and tax services.

Where You Can Find More Information

Our website address is www.amerilithium.com. We do not intend our website address to be an active link or to otherwise incorporate by reference the contents of the website into this Report.  The public may read and copy any materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public

Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0030.  The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

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

We will need significant additional funds to continue operations, which we may not be able to obtain. We estimate that we must raise approximately $1.0 million over the next 12 months to fund our anticipated capital requirements and obligations, there is no assurance that any funds will be available when needed for our operations.

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

The report of independent auditors of our consolidated financial statements dated April 24, 2014 contains an explanatory paragraph which note our recurring operating losses since inception and our lack of capital, and that these conditions give rise to substantial doubt about our ability to continue as a going concern.  In the event that we are unable to successfully achieve future profitable operations and obtain additional sources of financing to sustain our operations, we may be unable to continue as a going concern.

WE HAVE A HISTORY OF OPERATING LOSSES AND WE ANTICIPATE FUTURE LOSSES.

We have not generated any revenues to date.  We incurred losses of approximately $6,049,455 and $3,532,961 respectively, for the fiscal years ended December 31, 2013 and 2012.  We have accumulated losses since inception of approximately $11,844,047. We anticipate that losses will continue until such time when revenue from operations is sufficient to offset our operating costs, if ever.  If we are unable to increase our revenues or to increase them significantly enough to cover our costs, our financial condition will worsen and you could lose some or all of your investment.

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

 Currently, we are listed on the OTC Markets OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

THE PRICE OF OUR COMMON STOCK IS VOLATILE, WHICH MAY CAUSE INVESTMENT LOSSES FOR OUR SHAREHOLDERS.

The market for our common stock is highly volatile. The trading price of our common stock on the OTCQB is subject to wide fluctuations in response to, among other things, quarterly variations in operating and financial results, and general economic and market conditions.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We currently office facilities located at Suite 480 Forest Avenue Suite 1 Locust Valley, NY 11560.  Our monthly lease payment is $500, and runs on a month by month basis.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our shares of common stock are currently quoted on the OTCQB under the symbol “AMEL”.

The following table sets forth the high and low bid price for our common stock for each quarter during the past two fiscal years.  The prices reflect inter-dealer quotations, do not include retail mark-ups, markdowns or commissions and do not necessarily reflect actual transactions.

Quarter ended	Low Price	High Price

March 31, 2013	$0.03	$0.01
June 30, 2013	$0.01	$0.0
September 30, 2013	$0.01	$0.0
December 31, 2013	$0.0	$0.0

March 31, 2012	$0.075	$0.03
June 30, 2012	$0.04	$0.750
September 30, 2012	$0.02	$0.02
December 31, 2012	$0.01	$0.01

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

(d) Securities Authorized for Issuance under Equity Compensation Plan

None

Rule 10B-18 Transactions

During the year ended December 31, 2013, there were no repurchases of the Company’s common stock by the Company.

Recent Sales of Unregistered Securities

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

On July 2, 2013, The Company issued 6,000,000 shares at $0.0044, reducing the note payable by $27,789. to TCA Global Credit Master Fund to settle a previous conversion dated June 24, 2013.

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

On October 2, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 8,000,000 shares to reduce the note payable by $10,240.

On October 9, 2013, TCA Global Credit Master Fund converted part of their convertible debentures.  The Company issued 10,597,464 shares to reduce the note payable by $20,135.18.

On October 23, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 8,581,250 shares to reduce the note payable by $10,984.

On November 21, 2013, the Company issued 12,000,000 shares to Seth Brookman for outstanding legal fee in the amount of $32,683.25.

On November 21, 2013, the Company issued 7,500,000 to Robert Allender for outstanding consulting services in the amount of $15,000.

On November 21, 2013, the Company issued 5,000,000 shares to Robert Craig for outstanding consulting services in the amount of $10,000.

On December 9, 2013, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 12,000,000 shares to reduce the note payable by $17,280.

On December 17, 2013, Carebourn Capital converted part of their convertible debentures.  The Company issued 13,000,000 shares to reduce the note payable by $14,300.

On December 23, 2013, Carebourn Capital converted part of their convertible debentures.  The Company issued 10,000,000 shares to reduce the note payable by $9,900.

On January 3, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 10,000,000 shares to reduce the note payable by $17,370.

On January 9, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 10,000,000 shares to reduce the note payable by $8,430.

On January 14, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 13,171,000 shares to reduce the note payable by $11,195.

On February 10, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 16,126,543 shares to reduce the note payable by $9,500.

On February 21, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 17,394,578 shares to reduce the note payable by $10,500.

On March 4, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 19,006,945 shares to reduce the note payable by $26,538.

On March 6, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 16,678,031 shares to reduce the note payable by $31,845.60.

On March 6, 2014, the Company issued 3,851,603 shares to Seth Brookman towards outstanding legal fees

On March 11, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 525,979 shares to reduce interest on the note payable by $2,084.07.

On April 9, 2014, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 10,607,142 shares to reduce the note payable by $11,880.

Item 6.  Selected Financial Data.

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF OUR PLAN OF OPERATION AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES TO THE FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT.  THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT RELATE TO FUTURE EVENTS OR OUR FUTURE FINANCIAL PERFORMANCE. THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE RISKS AND OTHER FACTORS INCLUDE, AMONG OTHERS, THOSE LISTED UNDER “FORWARD-LOOKING STATEMENTS” AND “RISK FACTORS” AND THOSE INCLUDED ELSEWHERE IN THIS REPORT.

Amerilithium has amassed a portfolio of properties covering approximately 31,020 acres in the USA and Australia.

During 2011, the Company completed both Gravity and CSAMT (controlled source audio-frequency magnetotellurics) on the Company’s Full Monty, Clayton Deep and Jackson Wash Assets in Nevada, USA.  During 2012 the Company has processed this acquired data to complete proposed drill programs for the Company’s Full Monty, Clayton Deep and the Jackson Wash Assets.  The Company initially submitted the relevant documentation to BLM (Bureau of Land Management) in Nevada and received approval.

The company’s current primary focus during 2014 is as follows:

(1) The continued development of our U.S. properties;

(2) The continued exploration and development of our Australian properties;

(3) Establish an economically viable lithium resource; and

(4) To strengthen the Company internally by the recruitment of strategic employees and advisors.

It is the Company’s intention that, now that relevant approvals have been granted, to implement a staged drill program focusing on the Company’s Lithium Brine Assets in Nevada, USA.  It is the Company’s intention to start this stage of development once the required funds have been secured. These permits will now require an amendment due to changes in claims currently held.

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

•

Develop GIS (Geographic Information Systems) layer of assets and surrounding projects; and

•

On-site visit:

•

Initial water and solid sampling.

The Company intends to fund the intended exploration with additional funding from the Company’s current financing agreements, and additional supplementary agreements.  The Company believes that it will require an additional $1.5 million over the next 12 months to achieve these goals.  Our ability to continue in existence is dependent on our ability to secure additional funding and commence full scale operations. There is no assurance that additional funding will be available or if available, that such additional funding will be on terms acceptable to the Company.

Trends and Uncertainties

Amerilithium is in the exploration stage, has not commenced material operations and has sustained a loss to date. The demand for our products would be negatively affected by impurities in the minerals and volume limitations.

Investing Activities

For the year ended December 31, 2013, Amerilithium purchased fixed assets of $1,898 and mining rights of $0.  As a result, net cash flows from investing activities for the year ended December 31, 2013, were $1,898.

Financing Activities

For the year ended December 31, 2013, Amerilithium received proceeds from the sale of common stock of $0, total proceeds from convertible notes of $175,000 resulting in net cash flows from financing activities of $175,000.

Results of Operations

For the Year Ended December 31, 2013 compared to December 31, 2012

	For the Year Ended December 31,
	2013	2012
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$5,674,638	2,826,705
(Loss) from operations	$(5,674,638)	(2,826,705)
Net loss	$(6,049,455)	(3,532,961)
Loss per common share – basic and diluted	$(0.03)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of December 31, 2013, we have not generated any revenue or profit.

For the years ended December 31, 2012 and 2013, respectively, total operating expenses increased from 2,826,705 to $5,674,638 due to increased professional fees and impairment losses.

Our operating expenses for the Year Ended December 31, 2013 consisted of:  General and administrative expenses of $82,012, exploration expenses of $51,271, salaries of $128,000; impairment loss of $5,070,452 and, professional fees of $342,902.

Comparatively, for the Year Ended December 31, 2012, our operating expenses consisted of:  General and administrative expenses of $237,318, exploration expenses of $200,867, salaries of $150,250; and, professional fees of $192,150.

The increase in professional fees for the Year Ended December 31, 2012 to for the Year Ended December 31, 2013  was primarily due to corporate restructuring in 2013.  The overall increase in operating expenses for the Year Ended December 31, 2012 to the Year Ended December 31, 2013 was due to increased impairment losses.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Current Assets	$1,583	250,412
Current Liabilities	$454,261	304,570
Working Capital	$(452,678)	(54,158)

At December 31, 2013, we had a working capital deficit of $452,678 an increase of $398,520 from the working capital deficit of $54,158 at December 31, 2012.  The increase is primarily related to a decrease in unamortized loan fees and an increase in accounts payable and accrued liabilities.

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

Net cash used in operating activities for the Year Ended December 31, 2013 and 2012, was 386,764 and 922,567, respectively.  The net loss for the Year Ended December 31, 2013 and 2012, was $6,049,455 and $3,532,961, respectively.  Cash used in operating activities for the for the Year Ended December 31, 2013 and 2012, was primarily for legal and professional fees.

Net cash obtained through all financing activities for the for the Year Ended December 31, 2013 and 2012, was $175,000 and $639,000, respectively.

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

Going Concern

At December 31, 2013, we were engaged in a business and had suffered losses from development stage activities to date. In addition, we have minimal operating funds.  Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of ‘Director’ services, as it is not considered material.

These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of December 31, 2013, the Company did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 8.  Financial Statements.

Our consolidated financial statements are contained in pages F-1 through F-21 which appear at the end of this Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no reportable events under this item for the year ended December 31, 2013.

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

Under the supervision and with the participation of management, including the principal executive officer and the principal financial officer, the Company’s management has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2013, based on the criteria established in a report entitled “Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission” and the interpretive guidance issued by the Commission in Release No. 34-55929. Based on this evaluation, the Company’s management has evaluated and concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2013, and identified the following material weaknesses:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table discloses our directors and executive officers as of April 21, 2014.  There are no familial relationships between or among the directors or executive officers of the Company.

Name	Age	Title

Matthew Worrall*	40	Former Chief Executive Officer, Chief Financial Officer, Director

Ernest B. Remo	74	Interim Chief Executive Officer, Director

*On January 27, 2014, Mr. Matthew Worrall resigned as Chief Executive Officer, President, director and any and all other positions to which he has been previously or at any time appointed, regardless of whether he served in such capacity of the Company.

Ernest B. Remo, age 74, Interim Chief Executive Officer, Director

Mr. Ernest B. Remo’s career on Wall Street has spanned thirty years involving all areas of the institutional bond and equity business. Mr. Remo has been a financial advisor to both public and private companies, advising on financial structuring and corporate governance, as well as assisting in raising funds in both the public and private markets. From 2004 through the present, Mr. Remo has served as Chairman and Chief Executive Officer of American Diversified Holdings Corporation, a holding company that provides executive management, corporate governance and financial advice as well as introductions to capital sources to micro-cap public companies.  From 2000 to 2003 Mr. Remo served as Chairman of Icon Laser Eye Centers, a TSE listed company in the refractive eye surgery field.  During 2001 Mr. Remo served as a Director and Chairman of the Audit Committee of VisionAmerica, a Nasdaq listed company in the ophthalmic practice management field.  From 2000 to 2004 Mr. Remo served as Chairman of Chief Executive Officer of Eyemakers, Inc., a Dallas, Texas based optometric practice management and Lasik clinic operator.  From 2002 to 2004 Mr. Remo served as Chairman of Igea Salus, a Rome, Italy based operator of dialysis clinics.

Mr. Remo received a B.S. Finance from Fordham University, New York City.

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

Committees of the Board of Directors

Our sole director is Mr. Ernest B. Remo. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

We currently have no nominating committee, no specific audit committee and no audit committee financial expert. Based on the fact that our current business affairs are simple, any such committees are excessive and beyond the scope of our business and needs.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who beneficially own 10% or more of a class of securities registered under Section 12 of the Exchange Act to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Directors, executive officers and greater than 10% stockholders are required by the rules and regulations of the SEC to furnish the Company with copies of all reports filed by them in compliance with Section 16(a).

Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, the reports required to be filed with respect to transactions in our common stock during the fiscal year ended December 31, 2013, were timely.

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

Legal Proceedings

There are no material proceedings to which any director or officer, or any associate of any such director or officer, is a party that is adverse to our Company or any of our subsidiaries or has a material interest adverse to our Company or any of our subsidiaries.  No director or executive officer has been a director or executive officer of any business which has filed a bankruptcy petition or had a bankruptcy petition filed against it during the past ten years.  No director or executive officer has been convicted of a criminal offense or is the subject of a pending criminal proceeding during the past ten years.  No director or executive officer has been the subject of any order, judgment or decree of any court permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities during the past ten years.  No director or officer has been found by a court to have violated a federal or state securities or commodities law during the past ten years.

Item 11.  Executive Compensation.

2013 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation (S)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Matthew Worrall	2013	$78,000	$0	$0	$		$0	$0	$0	$78,000
Former Chief	2012	$78,000	$0	$0	$		$0	$0	$0	$78,000
Executive Officer,	2011	$78,000	$0	$0		$0	$0	$0	$0	$78,000
Director(1)

Ernest B. Remo	2013	$0	$0	$0		$0	$0	$0	$0	$0
Interim Chief	2012	$0	$0	$0		$0	$0	$0	$0	$0
Executive	2011	$0	$0	$0		$0	$0	$0	$0	$0
Officer(2)

(2)

On January 27, 2014, Mr. Matthew Worrall resigned as Chief Executive Officer, President, director and any and all other positions to which he has been previously or at any time appointed, regardless of whether he served in such capacity of the Company.

(2)

Mr. Ernest B. Remo assumed the role of the Company’s Interim Chief Executive Officer and Director on January 27, 2014.

Employment Agreement with Ernest B. Remo

On January 27, 2014, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Ernest B. Remo pursuant to which Mr. Remo will serve as the Company’s Interim Chief Executive Officer and director. Mr. Remo shall have such duties, responsibilities and authority as are commensurate and consistent with the position of Interim Chief Executive Officer of a company, including but not limited to (i) exploring strategic business opportunities in different industries; (ii) improving the financial position of the Company; and (iii) evaluating and determining the direction of the current business. The term of the Employment Agreement is the earlier of six months or such time as the Company employs a full time Chief Executive Officer (the “Term”). Subject to the Company completing a financing, the Company shall pay Mr. Remo a salary at the rate of five thousand dollars ($5,000) per month with a maximum aggregate salary of twenty thousand dollars ($20,000).  Mr.

Remo will not participate in any of the Company’s employee benefit plans.

Consulting Agreements

Matthew Worrall

On January 27, 2014 (the “Effective Date”), the Company entered into a consulting agreement (the “Consulting Agreement”) with the Company’s former Chief Executive Officer, Matthew Worrall.  The term of the Consulting Agreement is for a term six months (the “Consulting Term”).  Mr. Worrall shall be paid eight thousand five hundred dollars ($8,500) beginning on the Effective Date and thereafter on the first day of each month for the duration of the Consulting Term, for an aggregate of fifty one thousand dollars ($51,000) (the “Total Compensation”).  The Company will pay such compensation to Mr. Worrall in cash and/or in stock at the discretion of the Company’s board of directors (the “Board”), however, the Total Compensation shall be accrued as of the Effective Date. During the Consultant Term, Mr. Worrall shall (i) assist the Company in exploring and identifying corporate acquisitions, divestitures and other strategies designed to accelerate growth; (ii) advise the Company to help structure the balance sheet; (iii) assist the Company in making all required periodic filings that are required by the Security and Exchange Commission including but not limited to Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K; and (iv) provide services as may be deemed appropriate by the Board from time to time.

Outstanding Equity Awards

None.

Director Compensation

None.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As of April 13, 2014, our authorized capitalization is 1,000,000,000 shares of common stock, $0.001 par value per share and 10,000,000 shares, par value $0.001 per share, of “blank-check” preferred stock.  As of April 25, 2014, there were 424,821,047 shares of our common stock and 51 shares of our preferred stock outstanding, all of which were fully paid, non-assessable and entitled to vote. Each share of our common stock entitles its holder to one vote on each matter submitted to the stockholders.  The Company currently has authorized 51 shares of Series A Preferred Stock. Among other things, each one (1) share of the Series A Preferred shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For purposes of illustration only, if the total issued and outstanding shares of Common Stock eligible to vote at the time of the respective vote is 5,000,000, the voting rights of one share of the Series A Preferred shall be equal to 102,036 (0.019607 x 5,000,000) / 0.49) – (0.019607 x 5,000,000) = 102,036).

The following table sets forth, as of April 25, 2014, the number of shares of our common stock owned by (i) each person who is known by us to own of record or beneficially five percent (5%) or more of our outstanding shares, (ii) each of our directors, (iii) each of our executive officers and (iv) all of our directors and executive officers as a group. Unless otherwise indicated, each of the persons listed below has sole voting and investment power with respect to the shares of our common stock beneficially owned.

Name of Beneficial Owner (1)	Number of Shares	Percent of Class (2)
Ernest B. Remo, Interim Chief Executive Officer, Director (4)	0	0%

All officers and directors as a group (1 person)	0	0%
Matthew Worrall, Former Chief Executive Officer and Director (3)	18,332,315	4.32%

(4)

Beneficial ownership generally includes voting or investment power with respect to securities. Unless otherwise indicated, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the securities.  Beneficial ownership is determined in accordance with Rule 13d–3(d)(1) under the Exchange Act and includes securities for which the beneficial owner has the right to acquire beneficial ownership within 60 days.

(2)

Based on 424,821,047 shares of common stock issued and outstanding as of April 25, 2014.

(3)

On January 27, 2014, Mr. Matthew Worrall resigned as Chief Executive Officer, President, director and any and all other positions to which he has been previously or at any time appointed, regardless of whether he served in such capacity of the Company.

(2)

Mr. Ernest B. Remo assumed the role of the Company’s Interim Chief Executive Officer and Director on January 27, 2014.

Item 13.  Certain Relationships and Related Transactions.

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

Item 14.  Principal Accountant Fees and Services.

The following table presents the aggregate fees for professional audit services and other services rendered by De Joya Griffith, our independent registered public accountant in 2013 and 2012, respectively.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2013	December 31, 2012

Audit and Audit Related Fees	$51,915	$22,500
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to Form S-1 filed on November 5, 2008)

3.2	Amendment to Articles of Incorporation (Incorporated by reference to Current Report on Form 8-K filed on March 12, 2010)

3.3	Bylaws (Incorporated by reference to Form S-1 filed on November 5, 2008)

3.4	Amendment to the Articles of Incorporation, dated April 7, 2014 (Incorporated by reference to Current Report on Form 8-K filed on April 10, 2014)

4.1	JMJ Financial Convertible Promissory Note $1,850,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.2	JMJ Financial Convertible Promissory Note $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.3	Additional Default Provisions with JMJ Financial, dated June 29, 2011 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.4	Secured & Collateralized Promissory Notes $540,000 (Incorporated by reference to Current Report on Form 8-K filed on July 6, 2011)

4.5	Amendment to Convertible Promissory Note (Incorporated by reference to Current Report on Form 8-K filed on July 18, 2011)

4.6

Convertible Promissory Note, effective June 18, 2013, by and between Amerilithium Corporation and Carebourn Capital, L.P.(Incorporated by reference to Current Report on Form 8-K filed on June 24, 2013)

4.7

Certificate of Designations, Rights and Preferences of Series A Preferred Stock filed with the Secretary of State of the State of Nevada on June 24, 2013 (Incorporated by reference to Current Report on Form 8-K filed on June 26, 2013)

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

10.9

Securities Purchase Agreement, effective June 18, 2013, by and between Amerilithium Corporation and Carebourn Capital, L.P. (Incorporated by reference to exhibit 10 to the Companies Current Report on Form 8-K filed on June 24, 2013)

10.10	Employment Agreement, dated January 27, 2014, between the Company and Ernest B. Remo. (Incorporated by reference to exhibit 10 to the Companies Current Report on Form 8-K filed on January 28, 2014)

10.11	Consulting Agreement, dated January 27, 2014, between the Company and Matthew Worrall. (Incorporated by reference to exhibit 10 to the Companies Current Report on Form 8-K filed on January 28, 2014)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15d-14 (a)). *

32.1	Certification by the Principal Executive Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*filed herewith

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP

Date: April 25, 2014	By:	/s/ Ernest B. Remo
Name: Ernest B. Remo
Title: Chief Executive Officer
(Principal Executive Officer)
(Principal Financial Officer)
(Principal Accounting Officer)

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Index to Financial Statements

Report of Independent Registered Public Accounting Firm – De Joya Griffith, LLC	F-2

Balance Sheet:
December 31, 2013 and 2012	F-3

Statements of Operations:
For the year ended December31, 2013 and 2012	F-4
and from Inception (February 2, 2004) through December 31, 2013

Statements of Stockholders' Equity (Deficit)
From Inception (February 2, 2004) through December 31, 2013	F-3 to F-4

Statements of Cash Flows:
For the year ended December 31, 2013 and 2012	F-5
and from Inception (February 2, 2004) through December 31, 2013

Notes to Financial Statements:
December 31, 2013	F-6 to F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Amerilithium Corp.

We have audited the accompanying balance sheets of Amerilithium Corp. (the “Company”) as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. Amerilithium’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amerilithium Corp. as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC

Henderson, Nevada

April 24, 2014

Corporate Headquarters:

De Joya Griffith, LLC

2580 Anthem Village Drive, Henderson, NV 89052 Phone:  (702) 563-1600 Fax: (702) 920-8049

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets
Audited

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash	$ 1,583	$ 215,245
Prepaid expense	-	1,200
Unamortized loan fees	-	33,967
Total current assets	1,583	250,412
Fixed assets
Computer equipment, net	1,677	4,670
Furniture and equipment, net	-	2,244
Total fixed assets	1,677	6,914
Other assets
Mining claims	108,428	5,178,880
Total assets	$ 111,687	$ 5,436,206

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 121,318	$ 42,491
Convertible notes net of discount - current	332,943	262,079
Total current liabilities	454,261	304,570
Long-term liabilities:
Convertible notes, net of discount	-	128,831
Total long-term liabilities	-	128,831
Total liabilities	454,261	433,401

STOCKHOLDERS' EQUITY (Deficit)
Series A Preferred stock, $0.001 par value,
51 authorized and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 authorized,
305,059,226 and 117,458,776 shares issued and outstanding	305,059	117,459
Additional paid-in capital	11,214,318	10,683,838
Stock payable	95	14,100
Deficit accumulated during exploration stage	(11,862,047)	(5,812,592)
Total stockholders' equity (Deficit)	(342,574)	5,002,805
Total liabilities and stockholders' equity (Deficit)	$ 111,687	$ 5,436,206

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Audited

			From inception
			(February 2, 2004)
	Year ended		through
	December 31,		December 31,
	2013	2012	2013

Revenue	$ -	$ -	$ -

General and administrative expenses	82,013	237,318	635,589
Exploration expenses	51,271	200,867	691,017
Impairment losses	5,070,452	2,046,120	7,116,572
Salaries	128,000	150,250	700,007
Professional fees	342,902	192,150	1,468,553
Total operating expenses	5,674,638	2,826,705	10,611,738

Loss from operations	(5,674,638)	(2,826,705)	(10,611,738)

Other income/(expense):
Interest expense	(374,817)	(706,256)	(1,250,309)
Total other expenses	(374,817)	(706,256)	(1,250,309)

Provision for taxes on income	-	-	-

Net loss	$ (6,049,455)	$ (3,532,961)	$ (11,862,047)

Weighted average number of shares outstanding-basic	182,334,446	76,939,340

Net loss per share - basic	$ (0.03)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statement of Stockholders' Equity (Deficit)
							Deficit
							Accumulated
					Additional		During the
	Preferred Stock		Common Stock		Paid-in	Stock	Exploration
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	Total

Inception, February 2, 2004 through December 31, 2005 (Audited):
Shares Issued			37,920,000	$ 37,920	$ (19,120)	$ -	$ -	$ 18,800
Net (loss)							(104)	(104)
Balances, December 31, 2005	-	-	37,920,000	37,920	(19,120)	-	(104)	18,696
Year Ended December 31, 2006 (Audited)
Shares Issued			2,880,000	2,880	4,320	-	-	7,200
Net (loss)							(20,020)	(20,020)
Balance, December 31, 2006	-	-	40,800,000	40,800	(14,800)		(20,124)	5,876
Year Ended December 31, 2007 (Audited)
Shares Issued			-	-	-	-	-	-
Net (loss)							(981)	(981)
Balance, December 31, 2007 (Audited)	-	-	40,800,000	40,800	(14,800)		(21,105)	4,895
Shares Issued, August 22, 2008			12,000,000	12,000	48,000	-	-	60,000
Net (loss)							(41,539)	(41,539)
Balance, December 31, 2008 (Audited)	-	-	52,800,000	52,800	33,200		(62,644)	23,356
Shares Issued, November 18, 2009			1,600,000	1,600	48,400	-	-	50,000
Net (loss)							(82,765)	(82,765)
Balance, December 31, 2009 (Audited)	-	-	54,400,000	54,400	81,600		(145,409)	(9,409)
Stock issued for purchase of mining claims			5,950,000	5,950	6,804,050	-	-	6,810,000
Stock issued for financing agreement			1,218,891	1,219	1,044,552	-	-	1,045,771
Stock issued for loan conversion			4,800,000	4,800	25,200	-	-	30,000
Stock issued for advisory services			175,000	175	80,425	-	-	80,600
Stock issued for consultancy agreement			350,000	350	184,650	-	-	185,000
Stock issued for finder's fee agreement			300,000	300	95,700	-	-	96,000
Stock issued with warrant			83,333	83	99,917	-	-	100,000
Net (loss)							(1,066,066)	(1,066,066)
Balance, December 31, 2010 (Audited)	-	-	67,277,224	67,277	8,416,094	-	(1,211,472)	7,271,896
Stock issued for purchase of mining claims			600,000	600	107,400	-	-	108,000
Stock issued for financing agreement			751,880	752	199,248	-	-	200,000

Stock issued for loan conversion			2,400,000	2,148	223,852	-	-	226,000
Bond discount on convertible debentures				252	56,248	-	-	56,500
Stock issued for advisory services			195,000	195	52,205	-	-	52,400
Stock issued for consultancy agreement			500,000	500	122,000	-	-	122,500
Net (loss)							(1,068,158)	(1,068,158)
Balance, December 31, 2011 (Audited)	-	-	71,724,104	71,724	9,177,047	-	(2,279,631)	6,969,140
Stock issued for purchase of mining claims			225,000	225	17,775	-	-	18,000
Stock issued for financing agreement			6,320,238	6,320	228,121	-	-	234,441
Stock issued for loan conversion			39,139,434	39,140	1,257,945	-	-	1,297,085
Stock issued for advisory services			50,000	50	2,950	-	-	3,000
Stock subscription			-	-	-	14,100	-	14,100
Net (loss)							(3,532,961)	(3,532,961)
Balance, December 31, 2012 (Audited)	-	-	117,458,776	117,459	10,683,838	14,100	(5,812,592)	5,002,805
Stock issued for purchase of mining claims
Stock issued for financing agreement			6,831,362	6,831	59,469			66,300
Stock issued for loan conversion			145,550,691	145,551	407,546			553,097
Stock issued for advisory services and Professional Services			35,218,397	35,218	63,465			98,683
Stock subscription						(14,005)		(14,005)
Preferred stock issued	51	-						-
Net (loss)							(6,049,455)	(6,049,455)
Balance, December 31, 2013 (Audited)	51	-	305,059,226	305,059	11,214,318	95	(11,862,047)	(342,575)

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Audited

			From inception
	Year Ended		(February 2, 2004) through
	December 31,	December 31,	December 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$ (6,049,455)	$ (3,532,961)	$ (11,862,047)

Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	98,683	17,100	652,283
Shares issued for financing agreement and facilities fee	66,300	18,000	84,300
Amortization of Interest	293,529	559,520	853,049
Shares issued for debt discount	12,598	40,197	170,644
Amortization of loan fees	33,967	16,032	99,999
Impairment on properties	5,070,452	2,046,120	7,116,572
Depreciation and Amortization	1,151	2,065	4,335
Loss on abandoned assets	5,984		5,983
Change in current assets and liabilities:
Increase in prepaids	1,200	(1,200)	-
Decrease in accounts payable and accrued expenses	78,827	(87,440)	24,686
Net cash flows from operating activities	(386,764)	(922,567)	(2,850,196)

Cash flows from investing activities:
Purchase of fixed assets	(1,898)	(2,392)	(11,993)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	(1,898)	(2,392)	(318,993)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	175,000	639,000	1,283,610

Net cash flows from financing activities	175,000	639,000	3,170,772
Net cash flows	(213,662)	(285,959)	1,583

Cash and equivalents, beginning of period	215,245	501,202	-
Cash and equivalents, end of period	$ 1,583	$ 215,243	$ 1,583

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ 73,175	$ 73,175
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ 108,000	$ 6,918,000
Shares issued to settle interest expense	$ -	$ -	$ -
Shares issued to settle convertible notes	$ 647,337	$ 61,200	$ 1,813,037

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the year ended December 31, 2013.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013 and 2012.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of December 31, 2013 and 2012 the company had recognized total depreciation expense of $1,151 and $2,065, respectively.

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

The Company conducted an impairment analysis on the carrying value of its mining properties and the related lease acreage for the period ended December 31, 2012 and determined an impairment in the amount of $2,046,120 was necessary. An additional analysis was prepared for the period ending December 31, 2013 and determined that an additional impairment in the amount $5,070,452 was necessary.  For the period from inception through December 31, 2013, the Company has recognized a total impairment of $7,116,572.  Key indicators were evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of our geologist, significant progress in evaluating the properties program which is very complex and continued resources for financing for third parties.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of December 31, 2013 and 2012, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2013 and 2012. The Company did not engage in any transaction involving derivative instruments.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the year  ended December 31, 2013 and 2012 were 211,309,001 and 76,939,340, respectively.

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

Carrying Value, Recoverability and Impairment of long-lived assets - The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expenses in the accompanying statements of operations.

Recently Issued Accounting Pronouncements – For the year ended December 31, 2013 and 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of December 31, 2013, the Company had an accumulated deficit of $11,862,047. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Note 3 - Income tax:

As of December 31, 2013 and 2012, the Company had a net operating loss (NOL) carryforward of approximately $4,471,429 and $3,537,162, respectively, adjusted for stock based compensation and certain other non-deductible items available to reduce future taxable income, if any. The NOL carryforward begins to expire in 2029, and fully expires 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward , by having taxable income, a valuation allowance has been established at December 31, 2013 and 2012 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

	December 31,
	2013	2012
Deferred tax assets	934,267	1,238,007
Valuation allowance	(934,267)	(1,238,007)
Total deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2013 and 2012 was $934,267 and $1,238,007, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of December 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31, 2013 and 2012:

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

December 31, 2013 and 2012

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

On May 23, 2013 JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $29,500.

On June 24, 2013, TCA Global Credit Master Fund converted part of their convertible debentures. The Company recorded $27,789 in stock payable to reduce the note payable by $27,789.

On June 25, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 6,000,000 shares to reduce the note payable by $22,200.

On July 2, 2013, The Company issued 6,000,000 shares at $0.0044 to TCA Global Credit Master Fund to settle a previous conversion dated June 24, 2013.

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

On August 29, 2013, The Company issued 9,648,397 shares to Lucosky Brookman for legal services.  The Company recorded legal expenses of $31,840.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

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

On October 2, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 8,000,000 shares to reduce the note payable by $10,240.

On October 9, 2013, TCA Global Credit Master Fund converted part of their convertible debentures.  The Company issued 10,597,464 shares to reduce the note payable by $20,135.18.

On October 18, 2013, TCA converted an amount on their note.  The Company was going to issue 11,490,142 and reduced the note by $22,980.  However, this issuance has been postponed by TCA.

On October 23, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 8,581,250 shares to reduce the note payable by $10,984.

On November 21, 2013, the Company issued 12,000,000 shares to Seth Brookman for outstanding legal fee in the amount of $32,683.25.

On November 21, 2013, the Company issued 7,500,000 to Robert Allender for outstanding consulting services in the amount of $15,000.

On November 21, 2013, the Company issued 5,000,000 shares to Robert Craig for outstanding consulting services in the amount of $10,000.

On December 9, 2013, 2013, JMJ Financial converted part of their convertible debentures.  The Company recorded $17,280 in stock payable to reduce the note payable by $17,280.

On December 17, 2013, Carebourn Capital converted part of their convertible debentures.  The Company issued 13,000,000 shares to reduce the note payable by $14,300.

On December 23, 2013, Carebourn Capital converted part of their convertible debentures.  The Company issued 10,000,000 shares to reduce the note payable by $9,900.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

Note 6 – Warrants:

The following table summarizes the Company's warrant activity during the years ended December 31, 2013:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding/exercisable as of December 31, 2013	83,333	$1.60

Note 7 - Employment and Consulting Agreements:

On March 12, 2010, the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.

On October 8, 2010, The Company renewed its consultancy agreement for an additional 24 months at $5,000 per month.  The Company will also issue 250,000 shares of common stock every six months.  This contract was eliminated on September 30, 2013.

Note 8 - Mining Rights:

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

For the year ended December 31, 2012, The Company, determined that an impairment loss should be recorded against the mining rights and properties.  The Company has determined that the amount of the impairment to be $2,046,120.

For the year ended December 31, 2013, The Company determined that an impairment loss should be recorded against the mining rights and properties.  The Company has determined that the amount of the impairment to be $5,070,452.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

Note 9 - Convertible Notes:

The Company had the following notes payable outstanding as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Promissory note payable dated July 7, 2011 due to JMJ including Accrued interest of $0 and $19,445, as of December 31, 2013 and 2012, respectively.	$-	$133,305
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $31,579 and $28,991 as of December 31, 2013 and 2012, respectively.	84,514	292,149
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $1,695 and $1,723 as of December 31, 2013 and 2012, respectively.	11,812	35,723
Promissory note payable dated June 13, 2013 due to Carebourn Capital including accrued interest of $7,273 as of December 31, 2013	45,782	-
Promissory note payable dated August 9, 2013 for professional fees including accrued interest of $99,719 as of December 31, 2013	211,058
	353,166	461,177
Less: Debt discount	(20,223)	(70,267)
Total notes payable	$332,943	$390,910

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

As of December 31, 2013, the Company has converted $263,648 principal amount and discount of $65,912 with 74,765,774 shares of common stock. As of December 31, 2013, the Company received a total of $125,000 in cash, which represented principal amount total of $136,000 (original issue discount of $20,000), and valued at $170,000 based on the 80% conversion rate. As of ended December 31, 2013, the Company was charged additional interest expense by JMJ of $31,875, which valued at $52,618 based on the 80% conversion rate. For the year ended December 31, 2013, $41,942 discount and $33,227 interests had been amortized and expensed. These notes were fully paid at December 31, 2013.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

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

As of December 31, 2013, the original issue discount note was valued at $84,514, consisting of principal of $78,788 and a discount of $4,147 which was valued based on the 95% conversion rate. For the year ended December 31, 2013, $7,951 discount and $72,829 interest had been amortized and expensed.

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

As of December 31, 2013, the original issue discount note was valued at $11,813, consisting of principal of $9,650 and a discount of $961. As of December 31, 2013, $5,251 discount and $4,233 interests had been amortized and expensed. As of December 31, 2013, the Company has unamortized discount of $961 and accrued interest of $2,163.

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

As of December 31, 2013, the note was valued at $45,782 and $2,208 interests had been amortized and expensed. As of December 31, 2013, the Company has unamortized discount of $15,115 and accrued interest of $3,273.

Other Convertible Notes

On August 9, 2013 the Company issued 3 notes (the “Notes”) in the principal aggregate amount of $75,000 for professional

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

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

As of December 31, 2013, the series of notes are valued at $211,058, consisting of principal of $75,000 and a discount of $132,532. As of December 31, 2013, the Company has accrued interest of $3,526.

Note 10 – Subsequent Events:

On October 18, 2013, TCA converted an amount on their note.  The Company was going to issue 11,490,142 and reduced the note by $22,980.  However, this conversion has is still been postponed by TCA.

On January 3, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 10,000,000 shares to reduce the note payable by $17,370.

On January 9, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 10,000,000 shares to reduce the note payable by $8,430.

On January 14, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 13,171,000 shares to reduce the note payable by $11,195.

On January 23, 2014, The Company issued 12,000,000 shares at $0.001440 to JMJ Financial to settle a previous conversion dated December 9, 2013.

On January 28, 2014, Matthew Worrall resigned as CEO, President and Director of the Company as was replaced by Ernest Remo.

On January 28, 2014, The Company entered into consulting agreements with Mr. Worrall and Mr. Remo.  Mr. Worrall’s agreement calls for monthly payments of $8,500 for six months.  The Company has the ability to pay this with cash or stock.  Mr. Remo’s contract calls for $5,000 per month up to $20,000 total.

On January 28, 2014, The Company entered into an agreement with Mr. Worrall for back pay and expenses.  The Company has agreed to pay Mr. Worrall back pay of $25,000 plus his personal laptop computer.

On February 10, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 16,126,543 shares to reduce the note payable by $9,500.

On February 10, 2014, 2013, JMJ Financial converted part of their convertible debentures, for a total of 10,607,142 shares to reduce the note payable by $11,880.

On February 21, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 17,394,578 shares to reduce the note payable by $10,500.

On March 4, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 19,006,945shares to reduce the note payable by $26,538.

On March 6, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 16,678,031 shares to reduce the note payable by $31,845.60.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

December 31, 2013 and 2012

On March 6, 2014 The Company issued 3,851,603 shares to Seth A. Brookman towards services provided by the companies legal council.

On March 11, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 525,979 shares to reduce interest on the note payable by $2,084.07.

On April 7, 2014, The Company amended its articles of incorporation to increase authorized common shares from 500,000,000 to 1,000,000,000

On April 9, 2014, 2013, The Company issued 10,607,142 shares to JMJ Financial for a previously issued conversion dated February 10, 2014