Form 10-Q
period 2014-03-31
Amerilithium Corp.
filed 2014-05-20
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

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

As of May 20, 2014, there were 424,821,047 shares outstanding of the registrant’s common stock.

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Index to Financial Statements

Balance Sheet:
March 31, 2014 and December 31, 2013	F-1

Statements of Operations:
For the three months ended March 31, 2014 and 2013	F-2
and from Inception (February 2, 2004) through March 31, 2014

Statements of Cash Flows:
For the three months ended March 31, 2014 and 2013	F-3
and from Inception (February 2, 2004) through March 31, 2014

Notes to Financial Statements:
March 31, 2014	F-4

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	March 31,	December 31,
	2014	2013
	unaudited	audited
ASSETS
Current assets:
Cash	-	$ 1,583
Prepaid expense	-	-
Unamortized loan fees	-	-
Total current assets	-	1,583

Fixed assets
Computer equipment, net	-	1,676
Furniture and equipment, net	-	-
Total fixed assets	-	1,676

Other assets
Mining claims	108,428	108,428

Total assets	$ 108,428	$ 111,687

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 166,459	$ 121,318
Convertible notes net of discount - current	84,515	332,943
Total current liabilities	250,974	454,261

Long-term liabilities:
Convertible notes, net of discount	-	-

Total long-term liabilities	-	-

Total liabilities	250,974	454,261

STOCKHOLDERS' DEFICIT
Series A Preferred stock, $0.001 par value,
10,000,000 authorized and 51 issued and outstanding,	-	-
Common stock, $0.001 par value, 500,000,000 authorized,
422,421,047 and 305,059,226 shares issued and outstanding	422,421	305,059
Additional paid-in capital	11,251,638	11,214,318
Stock payable	95	95
Deficit accumulated during exploration stage	(11,816,700)	(11,862,047)
Total stockholders' deficit	(142,546)	(342,574)
Total liabilities and stockholders' deficit	$ 108,428	$ 111,687

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Operations
Unaudited
			From inception
			(February 2, 2004)
	Three months ended		through
	March 31,		March 31,
	2014	2013	2014

Revenue	$ -	$ -	$ -

General and administrative expenses	14,325	35,460	649,914
Exploration expenses	-	38,786	691,017
Impairment losses	-	-	7,116,572
Salaries	32,500	34,500	732,507
Professional fees	34,600	92,088	1,503,153
Total operating expenses	81,425	200,834	10,693,163

Loss from operations	(81,425)	(200,834)	(10,693,163)

Other income/(expense):
Gain on settlement	154,376		154,376
Interest expense	(27,604)	(115,762)	(1,277,913)
Total other expenses	126,772	(115,762)	(1,123,537)

Provision for taxes on income	-	-	-

Net profit/(loss)	$ 45,347	$ (316,596)	$ (11,816,700)

Weighted average number of shares outstanding-basic	368,979,321	132,186,627

Net loss per share - basic	$ 0.00	$ (0.01)

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Unaudited

			From inception
	Three	Three	(February 2,
	Months	Months	2004)
	ended	ended	through
	March 31,	March 31,	March 31,
	2014	2013	2014
Cash flows from operating activities:
Net Profit/(Loss)	$ 45,347	$ (316,596)	$ (11,816,700)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	34,280	40,221	686,563
Shares issued for financing agreement and facilities fee	-	-	84,300
Interest expense	1,029	20,312	875,240
Gain on conversion of convertible notes	(129,333)	-	(129,333)
Unamortized debt discount		22,876	170,644
Amortization of loan fees	279	1,249	100,277
Impairment on properties	-	-	7,116,572
Depreciation and Amortization	1,677	466	6,012
Loss on abandoned assets	-		5,983
Change in current assets and liabilities:
decrease in prepaids	-	1,200	-
Increase in accounts payable and accrued expenses	45,140	36,587	69,825
Net cash flows from operating activities	(1,583)	(193,685)	(2,830,617)
Cash flows from investing activities:
Purchase of fixed assets	-	-	(11,993)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	-	-	(318,993)
Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	-	125,000	1,283,610
Net cash flows from financing activities		125,000	3,170,772
Net cash flows	(1,583)	(68,685)	-
Cash and equivalents, beginning of period	1,583	215,245	-
Cash and equivalents, end of period	$ -	$ 146,560	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ (17,207)	$ 73,175
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	$ -	$ -	$ 6,918,000
Shares issued to settle interest expense	$ -	$ -	$ -
Shares issued to settle convertible notes	$ 106,613,141	$ 403,753	$ 107,778,841

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2014

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended March 31, 2014.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. As of March 31, 2014, the Company recognized no depreciation expense.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2014

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of March 31, 2014 and December 31, 2013, there have been no asset retirement obligations recorded.

Fair value of financial instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2014 and December 31, 2013. The Company did not engage in any transaction involving derivative instruments.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the period ending March 31, 2014 and 2013 was 368,979,321 and 132,186,627, respectively.

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

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2014

useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

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

Recently Issued Accounting Pronouncements – For the period ended March 31, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of March 31, 2014, the Company had an accumulated deficit of $11,816,700. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

March 31, 2014

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

March 31, 2014

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

March 31, 2014

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

March 31, 2014

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

On May 23, 2013, JMJ Financial converted part of their convertible debentures.  The Company issued 5,000,000 shares to reduce the note payable by $29,500.

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

March 31, 2014

reduce the note payable by $32,560.

On August 16, 2013, the Company issued 320,000 shares of stock as part of the consultancy agreement.  The amount will be granted every six months at its current trading price.  These shares have been offset against the stock subscription.

On August 29, 2013, The Company issued 9,648,397 shares for legal services.  The Company recorded legal expenses of $31,840.

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

On November 21, 2013, the Company issued 12,000,000 shares for outstanding legal fee in the amount of $32,683.25.

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

March 31, 2014

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

On March 6, 2014 The Company issued 3,851,603 shares to towards services provided by the company’s legal counsel.  The Company recognized an expense of $34,279.

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

Note 5 – Warrants:

The following table summarizes the Company's warrant activity during the period ended March 31, 2014:

	Warrants for	Weighted Average
	Common Shares	Exercise Price
Outstanding/exercisable as of March 31, 2014	83,333	$1.60

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2014

Note 6 - Employment and Consulting Agreements:

On March 12, 2010, the Company entered into an employment contract with their Chief Executive Officer to pay this individual a guaranteed monthly fee of $6,500 for 36 months.  This contract was eliminated on January 28, 2014

On October 8, 2010, The Company renewed its consultancy agreement for an additional 24 months at $5,000 per month.  The Company will also issue 250,000 shares of common stock every six months.  This contract was eliminated on September 30, 2013.

On January 28, 2014, The Company entered into consulting agreements with Mr. Worrall and Mr. Remo. Mr. Worrall’s agreement calls for monthly payments of $8,500 for six months.  The total contract is for $51,000 and was recorded in full at time of signing.  The Company has the ability to pay this with cash or stock.  Mr. Remo’s contract calls for $5,000 per month up to $20,000 total.

On January 28, 2014, The Company entered into an agreement with Mr. Worrall for back pay and expenses.  The Company has agreed to pay Mr. Worrall back pay of $25,000 plus his personal laptop computer.

Note 7 - Mining Rights:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2014

Note 8 - Convertible Notes:

The Company had the following notes payable outstanding as of March 31, 2014 and December 31, 2013:

		March 31, 2014		December 31, 2013

	$		$
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $34,144 and $31,579 as of March 31, 2014 and December 31, 2013, respectively.		84,515		84,514
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $0 and $1,695 as of March 31, 2014 and December 31, 2013, respectively.		-		11,812
Promissory note payable dated June 13, 2013 due to Carebourn Capital including accrued interest of $7,273 as of December 31, 2013		-		45,782
Promissory note payable dated August 9, 2013 for professional fees including accrued interest of $0 and $99,719 as of March 31, 2014 and December 31, 2013, respectively.		-		211,058
		84,515		353,166
Less: Debt discount		(4,157)		(20,223)
Total notes payable		$80,358		$332,942

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

As of December 31, 2013, the Company has converted $263,648 principal amount and discount of $65,912 with 74,765,774 shares of common stock. As of December 31, 2013, the Company received a total of $125,000 in cash, which represented principal amount total of $136,000 (original issue discount of $20,000), and valued at $170,000 based on the 80% conversion rate. As of December 31, 2013, the Company was charged additional interest expense by JMJ of $31,875, which valued at $52,618 based on the 80% conversion rate. For the year ended December 31, 2013, $41,942 discount and $33,227 interests had been amortized and expensed. These notes were fully paid at December 31, 2013.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements

March 31, 2014

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

As of December 31, 2013, the original issue discount note was valued at $84,515, consisting of principal of $78,788 and a discount of $4,147 which was valued based on the 95% conversion rate. For the year ended December 31, 2013, $7,951 discount and $72,829 interest had been amortized and expensed.

As of March 31, 2014, the original issue discount note was valued at $84,515, consisting of principal of $78,788 and a discount of $4,147 which was valued based on the 95% conversion rate. For the period ended March 31, 2014, $7,951 discount and $75,394 interest had been amortized and expensed.

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

As of March 31, 2014, the note had been paid in full through the issuance of shares. Details disclosed in Note 8 – Convertible notes.  The company recorded an additional $108 in interest and a $40 gain on conversion of this convertible note.

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

March 31, 2014

As of December 31, 2013, the note was valued at $45,782 and $2,208 interests had been amortized and expensed. As of December 31, 2013, the Company has unamortized discount of $15,115 and accrued interest of $3,273.

As of March 31, 2014, the note had been paid in full through the issuance of shares. Details disclosed in Note 8 – Convertible notes.  The company recorded an additional $142 in interest and a $21,971 gain on conversion of this convertible note.

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

As of March 31, 2014, the note had been paid in full through the issuance of shares. Details disclosed in Note 8 – Convertible notes.  The company recorded an additional $1,750 in interest and a $132,365 gain on conversion of this convertible note.

Note 9 – Subsequent Events:

On April 7, 2014, The Company amended its articles of incorporation to increase authorized common shares from 500,000,000 to 1,000,000,000.

On April 25, 2014, the Company entered into a new financing agreement with JMJ.

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

During 2011, the Company completed both Gravity and CSAMT (controlled source audio-frequency magnetotellurics) on the Company’s Full Monty, Clayton Deep and Jackson Wash Assets in Nevada, USA.  During 2012 the Company processed this acquired data to complete proposed drill programs for the Company’s Full Monty, Clayton Deep and the Jackson Wash Assets.  The Company initially submitted the relevant documentation to BLM (Bureau of Land Management) in Nevada and received approval.

The company’s current primary focus during 2014 is as follows:

(1) The continued evaluation, exploration and development of the companies U.S. properties;

(2) The continued evaluation, exploration and development of the companies Australian properties;

(3) Establish an economically viable lithium resource;

(4) To strengthen the Company’s management with the recruitment of strategic employees and advisors; and

(5) Evaluate and implement additional streams of revenue to strengthen the Company’s financial position.

It is the Company’s intention to implement a staged drilling program focusing on the Company’s Lithium Brine Assets in Nevada, USA once the Company is able to raise the required funds in order to do so There can be no assurance that the Company will be able to raise additional capital on favorable terms to the Company or at all. Additionally. the permits associated with this assets require an amendment due to changes in claims currently held.

F-4

The Company is still to finalize its exploration program for it’s Australian assets, specifically related to the potential for both lithium and gold discoveries.  The work shall be conducted under the supervision of an appointed strategic partner due to the properties’ geographical location.  The initial work and exploration has incorporated the following elements:

•

Geophysical review and data acquisition;

•

EIS (Exploration Incentive Scheme) application; (Re-applied for 2013)

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

Results of Operations

For the three months ended March 31, 2014 Compared to three months ended March 31, 2013

	For the Three Months Ended March 31,
	2014	2013
Net sales	$0	0
Gross profit	$0	0
Total operating expenses	$81,425	200,834
(Loss) from operations	$(81,425)	(200,834)
Net Income/(Loss)	$45,347	(316,596)
Income (Loss) per common share – basic and diluted	$0.00	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of March 31, 2014, we have not generated any revenue or profit.

For the three months ended March 31, 2014 and 2013, respectively, total operating expenses decreased from $200,834 to 81,425 due to decreased general and administrative expenses, exploration expenses, and legal and professional fees.

Our operating expenses for the three months ended March 31, 2014, consisted of: General and administrative expenses of $14,327 exploration expenses of $0, salaries of $32,500; and, professional fees of $34,600.

Comparatively, for the three months ended March 31, 2013, our operating expenses consisted of:  General and administrative expenses of $35,460, exploration expenses of $38,786, salaries of $34,500; and, professional fees of $92,088.

The decrease between periods was primarily due to decreased legal and professional fees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Current Assets	$0	1,583
Current Liabilities	$250,974	454,261
Working Capital Deficit	$(250,974)	(452,678)

At March 31, 2014, we had working deficit of $250,974, as compared to working capital deficit of $452,678, at December 31, 2013, a decrease of $201,704.  The decrease is primarily related to a decrease in the current portion of Convertible notes payable, net of discount.

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

Net cash used in operating activities for the three months ended March 31, 2014 and 2013, was $1,583 and $193,685, respectively.  The net profit/(loss) for the three months ended March 31, 2014 and 2013, was 45,346 and ($316,596), respectively.  Cash used in operating activities for the three months ended March 31, 2014 and 2013, was primarily for legal and professional fees.

Net cash obtained through all financing activities for the three months ended March 31, 2014 and 2013, was $0 and $125,000, respectively.

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

Going Concern

As of March 31, 2014, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 24, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On March 6, 2014 The Company issued 3,851,603 shares for services provided by the company’s legal counsel.  The Company recognized an expense of $34,279.

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

AMERILITHIUM CORP.

Date: May 20, 2014	By:	/s/ Ernest B. Remo
Name: Ernest B. Remo
Title: Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)