Form 10-Q
period 2014-06-30
Amerilithium Corp.
filed 2014-09-15
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2014

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

As of September 12, 2014, there were 657,913,963 shares outstanding of the registrant’s common stock.

Item 1. Financial Statements

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Index to Financial Statements

Balance Sheet:
June 30, 2014 and December 31, 2013	F-1

Statements of Operations:
For the three and six months ended June 30, 2014 and 2013	F-2
and from Inception (February 2, 2004) through June 30, 2014

Statements of Cash Flows:
For the six months ended June 30, 2014 and 2013	F-3
and from Inception (February 2, 2004) through June 30, 2014

Notes to Financial Statements:
June 30, 2014	F-4

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Balance Sheets

	June 30,	December 31,
	2014	2013
	unaudited	audited
ASSETS
Current assets:
Cash	$ 5,525	$ 1,583
Deposits paid	90,000
Total current assets	95,525	1,583
Fixed assets
Computer equipment, net	-	1,676
Furniture and equipment, net	-	-
Total fixed assets	-	1,676
Other assets
Mining claims	108,428	108,428
Total assets	$ 203,953	$ 111,687

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 131,118	$ 121,318
Derivative liability, current portion	1,262,200
Convertible notes payable, net of unamortized discount	8,017	332,943
Total current liabilities	1,401,335	454,261
Total liabilities	1,401,335	454,261

STOCKHOLDERS' EQUITY
Series A Preferred stock, $0.001 par value, 51 authorized and outstanding,	-	-
Common stock, $0.001 par value, 1,000,000,000 authorized, 505,388,572 and 305,059,226 shares issued and outstanding	505,389	305,059
Additional paid-in capital	11,508,649	11,214,318
Stock payable	95	95
Deficit accumulated during exploration stage	(13,211,515)	(11,862,047)
Total stockholders' equity	(1,197,382)	(342,574)
Total liabilities and stockholders' equity	$ 203,953	$ 111,687

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP. Formerly Kodiak International Inc. (An Exploration Stage Enterprise) Statements of Operations Unaudited
					From inception
	Three months ended		Six months ended		(February 2, 2004) through
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014

Revenue	$ -	$ -	$ -	$ -	$ -

General and administrative expenses	8,184	19,991	23,747	55,451	659,336
Exploration expenses	-	9,398	-	48,184	691,017
Impairment losses	-	-	-	-	7,116,572
Salaries	-	34,500	32,500	69,000	732,507
Professional fees	223,536	64,647	313,913	156,735	1,782,466
Total operating expenses	231,720	128,536	370,160	329,370	10,981,898

Loss from operations	(231,720)	(128,536)	(370,160)	(329,370)	(10,981,898)

Other income/(expense):
Other Income	-		154,376		154,376
Loss on derivative	(635,571)		(727,371)		(727,371)
Interest expense	(378,271)	(90,167)	(406,313)	(205,929)	(1,656,622)
Total other expenses	(1,013,842)	(90,167)	(979,308)	(205,929)	(2,229,617)

Provision for taxes on income	-	-	-	-	-

Net loss	$ (1,245,562)	$ (218,703)	$ (1,349,468)	$ (535,299)	$ (13,211,515)

Weighted average number of shares outstanding-basic	408,647,256	150,981,329	408,647,256	141,651,300

Net loss per share - basic	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP.
Formerly Kodiak International Inc.
(An Exploration Stage Enterprise)
Statements of Cash Flows
Unaudited

			From inception
	Six months ended	Six months ended	(February 2, 2004) through
	June 30,	June 30,	June 30,
	2014	2013	2014
Cash flows from operating activities:
Net loss	$ (1,349,468)	$ (535,299)	$ (13,211,515)
Adjustments to reconcile net loss to net cash
used in operating activities:
Shares issued for services	34,280	3,220	686,563
Shares issued for financing agreement and facilities fee	-	53,000	84,300
Interest expense	447,310	66,407	1,229,797
Gain on conversion of convertible notes	(154,376)		(154,376)
Loss on derivative	727,371		727,371
Unamortized debt discount	26,069	26,822	170,644
Amortization of loan fees	279	962	100,277
Impairment on properties	-		7,116,572
Depreciation and Amortization	1,677		6,012
Loss on abandoned assets	-	5,984	5,983
Change in current assets and liabilities:
Decrease in prepaids	-	1,200	-
Increase in accounts payable and accrued expenses	9,800	59,962	131,118
Net cash flows from operating activities	(257,058)	(317,742)	(3,107,254)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,898)	(11,993)
Deposits paid on equity purchase	(90,000)		(90,000)
Purchase of Mining Rights	-	-	(307,000)
Net cash flows from investing activities	(90,000)	(1,898)	(408,993)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	1,887,162
Proceeds from convertible notes	571,229	175,000	1,854,839
Payments of convertible notes	(220,229)		(220,229)
Net cash flows from financing activities	351,000	175,000	3,521,772
Net cash flows	3,942	(144,640)	5,525

Cash and equivalents, beginning of period	1,583	215,245	-
Cash and equivalents, end of period	$ 5,525	$ 70,605	$ 5,525

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ (17,207)	$ (73,175)
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL DISCLOSURE OF
NON-CASH FINANCING AND INVESTING:
Stock issued to acquire assets	81,693	-	6,999,693
Shares issued to settle interest expense	-	53,000	-
Shares issued to settle convertible notes	187,150,666	308,681	188,316,366

The accompanying notes are an integral part of these financial statements.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

Basis of presentation - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period ended June 30, 2014.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the six months ended June 30, 2014, the Company recognized $1,677 depreciation expense.

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

The Company conducted an impairment analysis on the carrying value of its mining properties and the related lease acreage for the period ended December 31, 2012 and determined an impairment in the amount of $2,046,120 was necessary. An additional analysis was prepared for the period ending December 31, 2013 and determined that an additional impairment in the amount $5,070,452 was necessary.  For the period from inception through June 30, 2014, the Company has recognized a total impairment of $7,116,572.  Key indicators were evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of our

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

geologist, significant progress in evaluating the properties program which is very complex and continued resources for financing for third parties.

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of June 30, 2014 and December 31, 2013, there have been no asset retirement obligations recorded.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the period ending June 30, 2014 and 2013 was 408,647,256 and 150,981,329, respectively.

Convertible Debentures:

Beneficial Conversion Features – If the conversion features of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded as a debt discount pursuant to FASB ASC Topic 470-20 “Debt with Conversion and Other Options.”  In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Debt Discount – The Company determines of the convertible debenture should be accounted for as liability or equity under FASB ASC 480, Liabilities – Distinguishing Liabilities from Equity.  FASB ASC 480, applies to certain contract involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities.  Mandatorily redeemable financial instruments, Obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and Certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

-

A fixed monetary amount known at inception, for example, a payable settleable with a variable number of the issuer’s equity shares with an issuance date fair value equal to a fixed dollar amount.

-

Variations in something other than the fair value of the issuer’s equity shares for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares, or

-

Variations inversely related to changes in fair value of the issuer’s equity shares, for example, a written put that could be net share settled.

Derivative Financial Instruments – as defined by FASB ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price of other variable), require no initial net

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Fair value of financial instruments – The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of March 31, 2014 and December 31, 2013, the carrying values of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

Determination of fair value – The Company’s financial instruments consist of convertible notes payable and derivative liability.  The Company believes all of the financial instruments’ recorded values approximate their fair values because of their nature and respective durations.

The Company complies with the provisions of FASB ASC 820-10, “Fair Values Measurements and Disclosures.”  FASB ASC 820-10 relates to financial assets and financial liabilities.  FASB ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the Unites States of America (GAAP), and expands disclosures about fair value measurements.  The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

FASB ASC 820*-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  FASB ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consist of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level) and the lowest priority to unobservable inputs (Level 3).

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

Recently Issued Accounting Pronouncements – For the period ended June 30, 2014 and December 31, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of June 30, 2014, the Company had an accumulated deficit of $13,211,515.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

Note 3 - Restatement:

The financial statements have been revised to correct an error in accounting for the Company’s cash, accounts payable and accrued expenses, convertible notes, net of discount, derivative liability, general and administrative expenses, professional fees, interest expense and net profit/(loss).  In accordance with applicable Generally Accepted Accounting Principles (GAAP), the Company calculated and recognized adjustments accordingly.

The following table represents the effects of the subsequent and first restated statements as of March 31, 2014 and inception, February 2, 2010 through March 31, 2014.

Inception February 2, 2010
	March 31, 2014		through March 31, 2014
	Original	Restated	Original	Restated

Cash	$ -	$ 4,014

Accounts payable and accrued expenses	$ 166,459	$ 177,762

Convertible notes net of discount - current	$ 84,515	$ 84,679

Derivative liability	$ -	$ 141,800

Retained deficit	$ 11,816,700	$ 11,965,952

General and administrative expenses	$ 14,325	$ 15,561	$ 649,914	$ 651,150

Professional fees	$ 34,600	$ 90,377	$ 1,503,153	$ 1,558,930

Interest expense	$ 27,604	$ 28,043	$ 1,277,913	$ 1,278,352

Net profit/(loss)	$ 45,347	$ (103,905)	$ (11,816,700)	$ (11,965,952)

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

Since its inception, we have issued shares of common stock as follows:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

During June 2010, the Company issued 20,000 shares of stock to one advisor at $0.71 per share.  The amount will be

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

On March 6, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 16,678,031 shares to reduce the note payable by $31,846.

On March 6, 2014 The Company issued 3,851,603 shares to Seth A. Brookman towards services provided by the company’s legal counsel.  The Company recognized an expense of $34,279.

On March 11, 2014, Carebourn Capital converted part of their convertible debentures.  The Company issued 525,979 shares to reduce interest on the note payable by $2,084.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

On April 7, 2014, The Company amended its articles of incorporation to increase authorized common shares from 500,000,000 to 1,000,000,000.

On May 20, 2014, LG Capital Funding LLC converted part of their convertible debentures.  The Company issued 5,434,782 shares to reduce interest on the note payable by $1,250.

On June 3, 2014, LG Capital Funding LLC converted part of their convertible debentures.  The Company issued 19,597,728 shares to reduce interest on the note payable by $4,000.

On June 16, 2014, LG Capital Funding LLC converted part of their convertible debentures.  The Company issued 21,922,127 shares to reduce interest on the note payable by $3,700.

On June 17, 2014, GEL Properties, LLC converted part of their convertible debentures.  The Company issued 11,764,706 shares to reduce interest on the note payable by $2,000.

On June 26, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 21,818,182 shares to reduce interest on the note payable by $2,400.

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

Note 6 – Warrants:

For the period ending March 31, 2014, The Company had 83,333 warrants that were exercisable and outstanding.  These warrants expired and were not exercised.  There are no outstanding warrants as of June 30, 2014.

Note 7 - Employment and Consulting Agreements:

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

Note 9 - Convertible Notes:

The Company had the following notes payable outstanding as of June 30, 2014 and December 31, 2013:

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

		December 31,
	June 30, 2014	2013
Promissory note payable dated July 7, 2011 due to JMJ including accrued interest of $0 and $19,445, as of December 31, 2013 and 2012, respectively	$ -	$ -
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $72,647 as of December 31, 2013.	-	84,514
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $1,695 as of December 31, 2013.		11,812
Promissory note payable dated June 13, 2013 due to Carebourn Capital including accrued interest of $7,273 as December 31, 2013.		45,782
Promissory note payable dated August 9, 2013 for professional fees including accrued interest of $99,719 as of December 31, 2013.		211,058
Promissory note payable dated march 11, 2014 due to LG Capital Funding, LLC including accrued interest of $1,521 as of June 30, 2014.	50,000	-
Promissory note payable dated April 23, 2014 due to JMJ including original issue discount of $8,334 as of June 30, 2014.	83,334	-
Promissory note payable dated April 25, 2014 due to Carebourn Capital including accrued interest of $1,468 as of June 30, 2014.	100,000	-
Promissory note payable dated May 8, 2014 due to LG Capital Funding, LLC including accrued interest of $1,098 as of June 30, 2014.	94,500
Promissory note payable dated May 14, 2014 due to LG Capital Funding, LLC including accrued interest of $2,169 as of June 30, 2014.	206,879
Promissory note payable dated May 14, 2014 due to ADAR Bays LLC including accrued interest of $324 as of June 30, 2014.	31,500
	566,213	353,166
Less: Debt discount	(558,196)	(20,223)
Total note payable	8,017	332,942
Derivative liability, current portion	$ 1,262,200	$ -

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

TCA Global

On January 30, 2012, the Company entered into an agreement with TCA Global Credit Master Fund, LP, a Cayman Islands Limited Partnership (“TCA” or “TCA Global”, whereby Company issued TCA a note (the “TCA Note”) in the  aggregate principal amount of $250,000, less $73,175 for loan related costs, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of January 30, 2013. The original issue discount TCA Note, as described in ASC 480-55, may not be prepaid in whole or in part.

If the TCA Note is not paid in full with interest on the maturity date, TCA Global has the right to convert the TCA Note into restricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on the TCA Note at any time or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 95% multiplied by the lowest daily volume weighted average price during the five (5) trading days prior to conversion notice.

As of December 31, 2013, the original issue discount TCA Note was valued at $84,514, consisting of principal of $78,788 and a discount of $4,147 which was valued based on the 95% conversion rate. For the year ended December 31, 2013, $7,951 discount and $72,829 interest had been amortized and expensed.

As of March 31, 2014, the original issue discount TCA Note was valued at $84,514.  For the period ended March 31, 2014, $7,951 discount and $75,182 interest had been amortized and expensed.

During the quarter ending June 30, 2014, The Company negotiated and fully paid off the TCA Note.  The Company agreed to pay $220,229 for full settlement.  The Company recognized an additional $64,690 in interest expense.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

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

As of March 31, 2013, the note had been fully paid off by conversion of common stock.  The company recorded an additional $108 in interest and a $40 gain on conversion of this convertible note.

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

As of March 31, 2013, the note had been fully paid off by conversion of common stock.  The company recorded an additional $142 in interest and a $17,868 gain on conversion of this convertible note.

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

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

immediately prior to the Conversion Date (as defined in the Notes) as indicated in the conversion notice  (the denominator) multiplied by (z) 2.75 (the “Conversion Price”).

As of December 31, 2013, the series of notes are valued at $211,058, consisting of principal of $75,000 and a discount of $132,532. As of December 31, 2013, the Company has accrued interest of $3,526.

As of March 31, 2013, the note had been fully paid off by conversion of common stock.  The company recorded an additional $1,750 in interest and a $132,365 gain on conversion of this convertible note.

LG Capital Funding LLC

On March 11, 2014, the Company entered into an agreement with LG Capital Funding LLC, whereby LG Capital will loan the Company the aggregate principal amount up to $50,000, with interest at the rate of ten percent (10%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, LG Capital has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 50% multiplied by the lowest closing bid price during the ten (10) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of June 30, 2014 was estimated using Level 3 inputs at $87,200 using a Black-Scholes model with the following assumptions:  expected volatility of 285.26%, risk free interest rate of 1.30%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of June 30, 2014, the note was valued at $50,000 and $274 interests had been amortized and expensed. As of June 30, 2014, the Company has unamortized discount of $46,788 and accrued interest of $274.

JMJ Funding

On April 23, 2014, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $500,000, less $50,000 for original issue discount, together with interest at the rate of twelve percent (12%) per annum, until the maturity date of two years from the effective date of April 23, 2014. The original issue discount note, as described in FASB ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, JMJ has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to the lessor of $0.008 or 60% of the lowest trade price in the twenty five (25) trading days pervious to the conversion..

The relative fair value of the debt conversion feature as of June 30, 2014 was estimated using Level 3 inputs at $221,700 using a Black-Scholes model with the following assumptions:  expected volatility of 190.24%, risk free interest rate of .47%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of June 30, 2014, the Company had received a total of $83,334 which comprised of cash of $75,000 and original issue discount of $8,334.  As of June 30, 2014, the Company has unamortized discount of $74,685.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

Carebourn Capital

On April 25, 2014, the Company entered into an agreement with Carebourn Capital, whereby Carebourn will loan the Company the aggregate principal amount up to $100,000, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, Carbourn has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 42% multiplied by the lowest closing bid price during the twenty (20) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of June 30, 2014 was estimated using Level 3 inputs at $146,700 using a Black-Scholes model with the following assumptions:  expected volatility of 193.64%, risk free interest rate of 0.11%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of June 30, 2014, the note was valued at $100,000 and $2,497 discount interest had been amortized and expensed. As of June 30, 2014, the Company has unamortized discount of $97,503 and accrued interest of $1,468.

LG Capital Funding LLC

On May 8, 2014, the Company entered into an agreement with LG Capital Funding LLC, whereby LG Capital will loan the Company the aggregate principal amount up to $94,500, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, LG Capital has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 60% multiplied by the lowest closing bid price during the ten (10) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of June 30, 2014 was estimated using Level 3 inputs at $244,000 using a Black-Scholes model with the following assumptions:  expected volatility of 192.8%, risk free interest rate of .11%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of June 30, 2014, the note was valued at $94,500 and $1,546 discount had been amortized and expensed. As of June 30, 2014, the Company has unamortized discount of $92,954 and accrued interest of $1,098.

LG Capital Funding LLC

On May 14, 2014, the Company entered into an agreement with LG Capital Funding LLC, whereby LG Capital will loan the Company the aggregate principal amount up to $220,229, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

On May 28, 2014 the LG Capital Funding assigned $55,000 of this convertible note to GEL Properties, LLC with the same terms and conditions.

If the Note is not paid in full with interest on the maturity date, LG Capital has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

offerings by the Borrower) shall equal to 60% multiplied by the lowest closing bid price during the ten (10) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of June 30, 2014 was estimated using Level 3 inputs at $482,300 using a Black-Scholes model with the following assumptions:  expected volatility of 192.8%, risk free interest rate of .11%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

During the quarter ending June 30, 2014, both LG and GEL converted 80,537,525 shares and reduced their note payable by $13,350.  These conversions were computed using a 95% discount factor as they believed the Company was in default.  The Company has negotiated an agreement with LG Capital and both parties have agreed to operate at the original terms of the contract but to keep the conversions completed during the quarter at the 95% discount.  Due to this discount rate the Company recorded a $290,244 interest charge for the beneficial conversion.

As of June 30, 2014, the note was valued at $206,879 and $13,350 discount had been amortized and expensed. As of June 30, 2014, the Company has unamortized discount of $206,879 and accrued interest of $2,169.

ADAR Bays LLC

On May 14, 2014, the Company entered into an agreement with ADAR Bays LLC, whereby ADAR will loan the Company the aggregate principal amount up to $31,500, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, ADAR has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 42% multiplied by the lowest closing bid price during the eighteen (18) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of June 30, 2014 was estimated using Level 3 inputs at $80,300 using a Black-Scholes model with the following assumptions:  expected volatility of 193.64%, risk free interest rate of .11%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of June 30, 2014, the note was valued at $31,500 and $412 discount interest had been amortized and expensed. As of June 30, 2014, the Company has unamortized discount of $31,088 and accrued interest of $324.

Note 10 – Share Exchange Agreement:

On May 19, 2014, the Company entered into an extended Memorandum of Understanding with Patten Energy, Inc, a California corporation.  Pursuant to the terms of this agreement, the Company agreed to acquire all the issued and outstanding shares of Patten Energy, Inc., make a cash infusion of $1,000,000 and provide a line of credit for the purchase of product in the minimum of $1,000,000 and not to exceed $2,000,000.  As of June 30, 2014, the Company has paid $90,000 as an earnest money deposit.

Note 11 – Subsequent Events:

On August 4, 2014, the Company entered into a Letter of Intent to purchase Orbit Oil, Inc, an Indiana Corporation whereby the Company will purchase the seller for the purchase price of $275,000.

On July 8, 2014, LG Capital converted 23,783,300 shares of common stock and reduced their note payable by $2,350.

AMERILITHIUM CORP

Formerly Kodiak International Inc.

(An exploration stage enterprise)

Notes to Financial Statements (restated)

June 30, 2014

On July 17, 2014, LG Capital converted 21,729,158 shares of common stock and reduced their note payable by $1,500.

On July 28, 2014, LG Capital converted 22,869,863 shares of common stock and reduced their note payable by $1,575.

On August 1, 2014, LG Capital converted 26,886,183 shares of common stock and reduced their note payable by $1,850.

On August 8, 2014, LG Capital converted 28,382,230 shares of common stock and reduced their note payable by $1,950.

On August 14, 2014, LG Capital converted 28,874,657 shares of common stock and reduced their note payable by $1,700.

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

Plan of Operation

Amerilithium Corp. (the “Company” or “Amerilithium”) has amassed a portfolio of properties covering approximately 31,020 acres in the USA and Australia.

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

It is the Company’s intention to implement a staged drilling program focusing on the Company’s Lithium Brine Assets in Nevada, USA once the Company is able to raise the required funds in order to do so. There can be no assurance that the Company will be able to raise additional capital on favorable terms to the Company or at all.

Additionally, the permits associated with these assets will require an amendment due to changes in claims currently held.

The Company is still to finalize its exploration program for its Australian assets, specifically related to the potential for both lithium and gold discoveries.  The work shall be conducted under the supervision of an appointed strategic partner due to the properties’ geographical location.  The initial work and exploration has incorporated the following elements:

• Geophysical review and data acquisition;

• EIS (Exploration Incentive Scheme) application; (Re-applied for 2013)

• Geomorphology interpretation;

• Review tenement status and opportunities;

• Develop GIS (Geographic Information Systems) layer of assets and surrounding projects; and

• On-site visit:

• Initial water and solid sampling.

The Company intends to fund the intended exploration with additional funding from the Company’s current financing agreements, and additional supplementary agreements.  The Company believes that it will require an additional $1.5 million over the next 12 months to achieve these goals.  Our ability to execute our business plan is dependent on our ability to secure additional funding and commence full scale operations. There is no assurance that additional funding will be available or if available, that such additional funding will be on terms acceptable to the Company.

Results of Operations

For the three months ended June 30, 2014 Compared to three months ended June 30, 2013

	For the Three Months Ended June 30,
	2014	2013
Net sales	$0	$0
Gross profit	0	0
Total operating expenses	231,720	128,536
(Loss) from operations	(231,720)	(128,536)
Net Income/(Loss)	(1,245,562)	(218,703)
Income (Loss) per common share – basic and diluted	$(0.00)	$(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of June 30, 2014, we have not generated any revenue or profit.

For the three months ended June 30, 2014 and 2013, respectively, total operating expenses increased from $128,536 to $231,720 due to increased legal and professional fees.

Our operating expenses for the three months ended June 30, 2014, consisted of: General and administrative expenses of $8,184 and professional fees of $223,536.

Comparatively, for the three months ended June 30, 2013, our operating expenses consisted of:  General and administrative expenses of $19,991, exploration expenses of $9,398, salaries of $34,500; and, professional fees of $64,647.

The increase between periods was primarily due to increased legal and professional fees.

Results of Operations

For the six months ended June 30, 2014 Compared to three months ended June 30, 2013

	For the Six Months Ended June 30,
	2014	2013
Net sales	$0	$0
Gross profit	0	0
Total operating expenses	370,160	329,370
(Loss) from operations	(370,160)	(329,370)
Net Income/(Loss)	(1,349,468)	(205,929)
Income (Loss) per common share – basic and diluted	$(0.01)	$(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of June 30, 2014, we have not generated any revenue or profit.

For the six months ended June 30, 2014 and 2013, respectively, total operating expenses increased from $329,370 to $370,160 due to increased legal and professional fees.

Our operating expenses for the six months ended June 30, 2014, consisted of: General and administrative expenses of $23,747, salaries of $32,500; and, professional fees of $313,913.

Comparatively, for the six months ended June 30, 2013, our operating expenses consisted of:  General and administrative expenses of $55,451, exploration expenses of $48,184, salaries of $69,000; and, professional fees of $156,735.

The increase between periods was primarily due to increased legal and professional fees.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Current Assets	$95,525	$1,583
Current Liabilities	1,401,335	454,261
Working Capital Deficit	$1,305,810	$452,678

At June 30, 2014, we had working deficit of $1,305,810, as compared to working capital deficit of $452,678, at December 31, 2013, an increase of $853,132.  The decrease is primarily related to an increase in the current portion of Convertible notes payable, net of discount.

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

Net cash used in operating activities for the six months ended June 30, 2014 and 2013, was $567,287 and $317,742, respectively.  The net profit/(loss) for the six months ended June 30, 2014 and 2013, was ($1,349,468) and

($535,299), respectively.  Cash used in operating activities for the six months ended June 30, 2014 and 2013, was primarily for legal and professional fees.

Net cash obtained through all financing activities for the six months ended June 30, 2014 and 2013, was $0 and ($1,898), respectively.

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

Going Concern

As of June 30, 2014, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Derivative Financial Instruments – as defined by FASB ASC 815, “Accounting for Derivative Financial Instruments and Hedging Activities”, consist of financial instruments or other contracts that contain a notional amount and one or more underlying (e.g. interest rate, security price of other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances assets.

The Company does not use derivative financial instruments to hedge exposures to cash-flow, market or foreign-currency risks.  However, the Company has issued financial instruments including senior convertible notes payable and freestanding stock purchase warrants with features that are either (i) not afforded equity classification, (ii) embody risks not clearly and closely related to host contracts, or (iii) may be net-cash settled by the counterparty.  As required by FASB ASC 815, in certain circumstances, these instruments are required to be carried as derivative liabilities, at fair value, in our financial statements.

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended June 30, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2014, LG Capital Funding LLC converted part of their convertible debentures.  The Company issued 5,434,782 shares to reduce interest on the note payable by $1,250.

On June 3, 2014, LG Capital Funding LLC converted part of their convertible debentures.  The Company issued 19,597,728 shares to reduce interest on the note payable by $4,000.

On June 16, 2014, LG Capital Funding LLC converted part of their convertible debentures.  The Company issued 21,922,127 shares to reduce interest on the note payable by $3,700.

On June 17, 2014, GEL Properties, LLC converted part of their convertible debentures.  The Company issued 11,764,706 shares to reduce interest on the note payable by $2,000.

On June 26, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 21,818,182 shares to reduce interest on the note payable by $2,400.

Item 3. Defaults Upon Senior Securities.

During the quarter ending June 30, 2014, the Company paid off, in full, the TCA Note.  Please see Note 9 for more information related to the TCA Note.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On September 5, 2014, the Company increased its authorized common stock from 1,000,000,000 shares to 2,000,000,000.

Item 6. Exhibits.

Exhibit No.	Description
3.1	Amendment to Articles of Incorporation
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERILITHIUM CORP.

Date: September 15, 2014	By:	/s/ Ernest B. Remo
Name: Ernest B. Remo
Title: Interim Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)