Form 10-Q
period 2014-09-30
INTEGRATED ENERGY SOLUTIONS, INC.
filed 2014-11-19
CIK 1448763

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2014

or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 333-155059

INTEGRATED ENERGY SOLUTIONS, INC.

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

As of November 19, 2014, there were 1,223,373,644 shares outstanding of the registrant’s common stock.

INTEGRATED ENERGY SOLUTIONS, INC.
Formerly Amerilithium Corp.
Index to Financial Statements

Balance Sheet:
September 30, 2014 and December 31, 2013	F-1

Statements of Operations:
For the three and nine months ended September 30, 2014 and 2013	F-2

Statements of Cash Flows:
For the nine months ended September 30, 2014 and 2013	F-3

Notes to Financial Statements:
September 30, 2014	F-4

Item 1. Financial Statements

Integrated Energy Solutions, Inc.
Formerly Amerilithium Corp.
Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash	$ 76	$ 1,583
Deposits paid	107,000	-
Total current assets	107,076	1,583

Fixed assets
Computer equipment, net	-	1,676
Furniture and equipment, net	-	-
Total fixed assets	-	1,676

Other assets
Mining claims	108,428	108,428

Total assets	$ 215,504	$ 111,687

LIABILITIES
Current liabilities:
Accounts payable and accrued expenses	$ 156,843	$ 121,318
Derivative liability, current portion	1,208,600	-
Convertible notes payable, net of unamortized discount	42,241	332,943
Total current liabilities	1,407,684	454,261

Total liabilities	1,407,684	454,261

STOCKHOLDERS' EQUITY
Series A Preferred stock, $0.001 par value,
51 authorized and outstanding,	-	-
Common stock, $0.001 par value, 2,000,000,000 authorized,
714,319,093 and 305,059,226 shares issued and outstanding	714,320	305,059
Additional paid-in capital	11,710,732	11,214,318
Stock payable	95	95
Deficit accumulated during exploration stage	(13,617,327)	(11,862,047)
Total stockholders' equity	(1,192,180)	(342,574)

Total liabilities and stockholders' equity	$ 215,504	$ 111,687

The accompanying notes are an integral part of these financial statements.

Integrated Energy Solutions, Inc.
Formerly Amerilithium Corp.
Statements of Operations
Unaudited

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Revenue	$ -	$ -	$ -	$ -

General and administrative expenses	3,413	8,985	27,160	64,436
Exploration expenses	-	1,231	-	49,415
Impairment losses	-	1,640,452	-	1,640,452
Salaries	-	34,500	32,500	103,500
Professional fees	69,193	139,984	383,106	296,719
Total operating expenses	72,606	1,825,152	442,766	2,154,522

Loss from operations	(72,606)	(1,825,152)	(442,766)	(2,154,522)

Other income/(expense):
Other Income	-	-	154,376	-
Loss on derivative	(159,673)	-	(887,044)	-
Interest expense	(173,533)	(175,204)	(579,846)	(381,133)
Total other expenses	(333,206)	(175,204)	(1,312,514)	(381,133)

Provision for taxes on income	-	-	-	-

Net loss	$ (405,812)	$ (2,000,356)	$ (1,755,280)	$ (2,535,655)

Weighted average number of shares outstanding-basic	613,084,359	190,039,300	445,674,039	156,171,028

Net loss per share - basic	$ (0.00)	$ (0.01)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

Integrated Energy Solutions, Inc.
Formerly Amerilithium Corp.
Statements of Cash Flows
Unaudited
	For the Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$ (1,755,280)	$ (2,535,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Shares issued for services	34,280	37,657
Shares issued for financing agreement and facilities fee	-	53,000
Professional fees settled with convertible notes payable	-	75,000
Interest expense	579,846	251,952
Gain on conversion of convertible notes	(154,376)	-
Loss on derivative	887,044	-
Unamortized debt discount	45,112	-
Amortization of loan fees	-	26,822
Impairment on properties	-	1,640,452
Depreciation and Amortization	1,676	1,057
Loss on abandoned assets	-	5,984
Change in current assets and liabilities:
Prepaid deposits	-	1,200
Accounts payable and accrued expenses	36,191	61,719
Net cash flows used in operating activities	(325,507)	(380,812)
Cash flows from investing activities:
Purchase of fixed assets	-	(1,898)
Deposits paid on equity purchase	(107,000)	-
Net cash flows used in investing activities	(107,000)	(1,898)
Cash flows from financing activities:
Proceeds from convertible notes	431,000	175,000
Net cash flows from financing activities	431,000	175,000
Net cash flows	(1,507)	(207,710)
Cash - beginning of period	1,583	215,245
Cash - end of period	$ 76	$ 7,535
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS FOR:
Interest	$ -	$ -
Income taxes	$ -	$ -
Supplemental disclosure of non-cash financing and investing activities:
Debt discount recorded on convertible debt accounted for
as derivative liabilities	$ 651,229	$ -
Assignment of convertible note to new lender	$ 220,229	$ -
Stock issued to acquire assets	$ 81,693	$ -
Shares issued to settle interest expense	$ -	$ 50,733
Shares issued to settle convertible notes	$ 396,081,187	$ 424,245

The accompanying notes are an integral part of these financial statements.

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

Note 1 - Organization and summary of significant accounting policies:

Following is a summary of the Company’s organization and significant accounting policies:

Organization and nature of business – Integrated Energy Solutions, Inc. formerly Amerilithium Corp., (“We,” or “the Company”) is a Nevada corporation incorporated on February 2, 2004.  The Company is primarily engaged in the acquisition and exploration of mining properties.

On September 26, 2014, the Financial Industry Regulatory Authority (FINRA) effected in the marketplace the change of the corporate name of Integrated Energy Solutions, Inc. (the “Company”) from Amerilithium Corp. (the “Name Change”), and effective on such date, the Company trades under its new name, Integrated Energy Solutions, Inc. The Company filed an amendment to its Articles of Incorporation with the State of Nevada regarding the Name Change.

On August 4, 2014, the Company entered into a Letter of Intent to purchase Orbit Oil, Inc., an Indiana Corporation whereby the Company will purchase the seller for the purchase price of $275,000.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.  Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

Basis of presentation - The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The balance sheet at December 31, 2013 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC April 25, 2014.

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

Cash and cash equivalents - The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

Property and Equipment - The Company values its investment in property and equipment at cost less accumulated depreciation.  Depreciation is computed primarily by the straight line method over the estimated useful lives of the assets ranging from three to five years. For the nine months ended September 30, 2014, the Company recognized $1,677 depreciation expense.

Mineral Property Acquisition and Exploration Costs - The Company is primarily engaged in the business of the acquisition, exploration, development, mining, and production of domestic strategic energy and mineral properties, with emphasis on lithium carbonate and additional strategic minerals. Mineral claim and other property acquisition

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

The Company conducted an impairment analysis on the carrying value of its mining properties and the related lease acreage for the period ended December 31, 2012 and determined an impairment in the amount of $2,046,120 was necessary. An additional analysis was prepared for the period ending December 31, 2013 and determined that an additional impairment in the amount $5,070,452 was necessary.  For the period from inception through September 30, 2014, the Company has recognized a total impairment of $7,116,572.  Key indicators were evaluated to determine that sufficient progress had been made over the last 12 months including maintaining the commitment of our geologist, significant progress in evaluating the properties program which is very complex and continued resources for financing for third parties.

Asset retirement obligations - The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related mining properties. As of September 30, 2014 and December 31, 2013, there have been no asset retirement obligations recorded.

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

Net loss per share calculation - Net loss per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic net loss per common share ("EPS") is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive. The weighted-average number of common shares outstanding for computing basic EPS for the period ending September 30, 2014 and 2013 was 445,674,039 and 156,171,028, respectively.

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

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

Fair value of financial instruments – The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of September 30, 2014 and December 31, 2013, the carrying values of the Company’s financial instruments approximated fair value due to the short-term nature and maturity of these instruments.

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

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

Recently Issued Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern.  The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued.  This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-300—Presentation of Financial Statements (Topic 205): Disclosure of Uncertainties about an Entity’s Going Concern Presumption, which has been deleted. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Note 2 - Going concern:

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs to allow it to continue as a going concern. As of September 30, 2014, the

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

Company had an accumulated deficit of $13,617,327.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

On March 6, 2014 The Company issued 3,851,603 shares as payment for professional services.  The Company recognized an expense of $34,279.

On March 11, 2014, CareBourn Capital converted part of their convertible debentures.  The Company issued 525,979 shares to reduce interest on the note payable by $2,084.

On April 7, 2014, The Company amended its articles of incorporation to increase authorized common shares from 500,000,000 to 1,000,000,000.

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

On July 8, 2014, LG Capital converted part of their convertible debentures. The Company issued 23,783,300 shares of common stock and reduced their note payable by $2,350.

On July 17, 2014, LG Capital converted part of their convertible debentures. The Company issued 21,729,158 shares of common stock and reduced their note payable by $1,500.

On July 21, 2014, The Company amended its articles of incorporation to increase authorized common shares from 1,000,000,000 to 2,000,000,000.

On July 28, 2014, LG Capital converted part of their convertible debentures. The Company issued 22,869,863 shares of common stock and reduced their note payable by $1,575.

On August 1, 2014, LG Capital part of their convertible debentures. The Company issued converted 26,886,183 shares of common stock and reduced their note payable by $1,850.

On August 8, 2014, LG Capital converted part of their convertible debentures. The Company issued 28,382,230 shares of common stock and reduced their note payable by $1,950.

On August 14, 2014, LG Capital converted part of their convertible debentures. The Company issued 28,874,657 shares of common stock and reduced their note payable by $1,700.

On September 15, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 22,727,273 shares to reduce interest on the note payable by $1,250.

On September 30, 2014, LG Capital converted part of their convertible debentures. The Company issued 33,647,857 shares of common stock and reduced their note payable by $16,487.

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

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

So long as any shares of Series A Preferred are outstanding, the Corporation shall not, without first obtaining the unanimous written consent of the holders of Series A Preferred, (i) alter or change the rights, preferences or privileges of the Series A Preferred so as to affect adversely the holders of Series A Preferred or (ii) create Pari Passu Shares or Senior Shares.

Note 5 - Warrants:

For the period ending March 31, 2014, the Company had 83,333 warrants that were exercisable and outstanding.  These warrants expired and were not exercised.  There are no outstanding warrants as of September 30, 2014.

Note 6 - Employment and Consulting Agreements:

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

For the year ended December 31, 2013, the Company determined that an impairment loss should be recorded against

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

the mining rights and properties.  The Company has determined that the amount of the impairment to be $5,070,452.

Note 8 - Convertible Notes:

The Company had the following notes payable outstanding as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Promissory note payable dated July 7, 2011 due to JMJ including accrued interest of $0 and $19,445, as of December 31, 2013 and 2012, respectively	$ -	$ -
Promissory note payable dated January 30, 2012 due to TCA Global including accrued interest of $72,647 as of December 31, 2013.	-	84,514
Promissory note payable dated June 29, 2012 due to JMJ including accrued interest of $1,695 as of December 31, 2013.	-	11,812
Promissory note payable dated June 13, 2013 due to Carebourn Capital including accrued interest of $7,273 as December 31, 2013.	-	45,782
Promissory note payable dated August 9, 2013 for professional fees including accrued interest of $99,719 as of December 31, 2013.	-	211,058
Promissory note payable dated March 11, 2014 due to LG Capital Funding, LLC including accrued interest of $2,781 as of September 30, 2014.	50,000	-
Promissory note payable dated April 23, 2014 due to JMJ including accrued interest of $9,000 and original issue discount of $8,131 as of September 30, 2014.	83,334	-
Promissory note payable dated April 25, 2014 due to Carebourn Capital including accrued interest of $3,484 as of September 30, 2014.	100,000	-
Promissory note payable dated May 8, 2014 due to LG Capital Funding, LLC including accrued interest of $3,004 as of September 30, 2014.	94,500	-
Promissory note payable dated May 14, 2014 due to LG Capital Funding, LLC including accrued interest of $7,194 as of September 30, 2014.	178,704	-
Promissory note payable dated May 14, 2014 due to ADAR Bays LLC including accrued interest of $959 as of September 30, 2014.	31,500	-
Promissory note payable dated August 14, 2014 due to Beaufort Capital Partners LLC including accrued interest of $1,052 and original issue discount of $9,154 as of September 30, 2014.	40,000	-
Promissory note payable dated August 20, 2014 due to Metrowest Capital LLC including accrued interest of $674 and original issue discount of $5,877 as of September 30, 2014.	56,000	-
	634,038	353,166
Less: Debt discount	(591,797)	(20,223)
Total note payable	42,241	332,942
Derivative liability, current portion	$ 1,208,600	$ -

JMJ Financial #2

On July 7, 2012, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $540,000, less $40,000 for original issue discount, together with interest at the rate of eight percent (8%) per annum, until the maturity date of three years from the effective date of

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

As of March 31, 2014, the original issue discount note was valued at $84,514.  For the period ended March 31, 2014, $7,951 discount and $75,182 interest had been amortized and expensed.

On May 14, 2014 the Company negotiated with TCA Global and replaced this note with a new note to LG Capital Funding LLC.  Upon completion of this transaction, the Company fully settled the outstanding balance of $220,229 due to TCA Global and recognized an additional $64,690 in interest expense.

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

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

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $83,900 using a Black-Scholes model with the following assumptions:  expected volatility of 220.17%, risk free interest rate of 0.03%, expected life of 6 months and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the note was valued at $50,000 and $3,212 discount interest had been amortized and expensed. As of September 30, 2014, the Company has unamortized discount of $39,077 and accrued interest of $2,781.

JMJ Funding

On April 23, 2014, the Company entered into an agreement with JMJ Financial, whereby JMJ Financial will loan the Company the aggregate principal amount up to $500,000, less $50,000 for original issue discount, together with interest at one time rate of twelve percent (12%) after three months. The maturity date is two years from the effective date of each payment. The original issue discount note, as described in FASB ASC 480-55, may not be prepaid in whole or in part.

If the Note is not paid in full with interest on the maturity date, JMJ has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to the lessor of $0.008 or 60% of the lowest trade price in the twenty five (25) trading days pervious to the conversion.

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $87,200 using a Black-Scholes model with the following assumptions:  expected volatility of 220.17%, risk free interest rate of 0.58%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the Company had received a total of $83,334 which comprised of cash of $75,000 and original issue discount of $8,334.  As of September 30, 2014, the Company has unamortized discount of $73,172.

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

CareBourn Capital

On April 25, 2014, the Company entered into an agreement with CareBourn Capital, whereby CareBourn will loan the Company the aggregate principal amount up to $100,000, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, CareBourn has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 58% multiplied by the lowest closing bid price during the twenty (20) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $146,700 using a Black-Scholes model with the following assumptions:  expected volatility of 220.17%, risk free interest rate of 0.13%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the note was valued at $100,000 and $13,000 discount interest had been amortized and expensed. As of September 30, 2014, the Company has unamortized discount of $87,000 and accrued interest of $3,485.

LG Capital Funding LLC

On May 8, 2014, the Company entered into a convertible note agreement with LG Capital Funding LLC, whereby LG Capital will loan the Company the aggregate principal amount up to $94,500, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, LG Capital has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 40% multiplied by the lowest closing bid price during the eighteen (18) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $219,000 using a Black-Scholes model with the following assumptions:  expected volatility of 220.17%, risk free interest rate of 0.13%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the note was valued at $94,500 and $10,177 discount had been amortized and expensed. As of September 30, 2014, the Company has unamortized discount of $84,323 and accrued interest of $3,003.

LG Capital Funding LLC

On May 14, 2014, the Company entered into an agreement with TCA Global and LG Capital Funding LLC, whereby TCA Global assigned an existing loan to LG Capital for the aggregate principal amount of $220,229, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

On May 28, 2014 the LG Capital Funding assigned $55,000 of this convertible note to GEL Properties, LLC with the same terms and conditions.

If the Note is not paid in full with interest on the maturity date, LG Capital has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes after 180 days or times on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

offerings by the Borrower) shall equal to 60% multiplied by the lowest trading price during the eighteen (18) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $399,800 using a Black-Scholes model with the following assumptions:  expected volatility of 200.06%, risk free interest rate of 0.13%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

During the quarter ending September 30, 2014, both LG and GEL converted 208,930,521 shares and reduced their note payable by $28,841.  These conversions were computed using a 95% discount factor as they believed the Company was in default.  The Company has negotiated an agreement with LG Capital and both parties have agreed to operate at the original terms of the contract but to keep the conversions completed during the quarter at the 95% discount.  Due to this discount rate the Company recorded a $382,173 interest charge for the beneficial conversion.

As of September 30, 2014, the note was valued at $178,704 and $21,760 discount had been amortized and expensed. As of September 30, 2014, the Company has unamortized discount of $178,704 and accrued interest of $7,194.

ADAR Bays LLC

On May 14, 2014, the Company entered into an agreement with ADAR Bays LLC, whereby ADAR will loan the Company the aggregate principal amount up to $31,500, with interest at the rate of eight percent (8%) per annum, until the maturity date of one year.

If the Note is not paid in full with interest on the maturity date, ADAR has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 40% multiplied by the lowest trading price during the eighteen (18) trading days prior to conversion notice. If the Company does not fulfill certain financial statement disclosure requirements as defined in the agreement with ADAR, the conversion price will be equal to 95% of the lowest trading price during the eighteen (18) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $73,700 using a Black-Scholes model with the following assumptions: expected volatility of 220.17%, risk free interest rate of 0.13%, expected life of 1 year and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the note was valued at $31,500 and $3,112 discount interest had been amortized and expensed. As of June 30, 2014, the Company has unamortized discount of $28,388 and accrued interest of $960.

Beaufort Capital Partners LLC

On August 14, 2014, the Company entered into an agreement with Beaufort Capital Partners LLC, whereby Beaufort purchased an Original Issue Discount Convertible Promissory Note from the Company with a Face Amount of $40,000 for a purchase price of $30,000, hereinafter referred to as (“Purchase Price” or “Principal”). The purchase price of $30,000 is due on February 14, 2015 (“Maturity Date”).

If the Note is not paid in full, inclusive of the Original Issue Discount for an aggregate of $40,000 on November 14, 2014, Beaufort will have the right to convert this Note into unrestricted common shares of the Company. Beaufort, at its option may elect to convert all or part of the principal ($30,000) on these notes on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 40% multiplied by the lowest trading price during the fifteen (15) trading days prior to conversion notice with a floor conversion price of $0.0001.

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $65,300 using a Black-Scholes model with the following assumptions: expected volatility of 220.17%, risk free interest rate of 0.58%, expected life of 2 years and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the note was valued at $31,500 and $1,457 discount interest had been amortized and expensed. As of September 30, 2014, the Company has unamortized discount of $28,543 and accrued interest of $1,052.

Metrowest Capital LLC

On August 20, 2014, the Company entered into an agreement with Metrowest Capital LLC, whereby Metrowest will loan the Company the aggregate principal amount up to $56,000, less $6,000 for original issue discount, with interest at the rate of twelve percent (12%) per annum, until the maturity date of nine months.

If the Note is not paid in full with interest on the maturity date, Metrowest has the right to convert this Note into unrestricted common shares of the Company. The Company at its option may elect to convert all or part of the principal and any accrued unpaid interest on these notes on or before the maturity based on a conversion price. The conversion price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower) shall equal to 55% multiplied by the lowest trading price during the twenty (20) trading days prior to conversion notice.

The relative fair value of the debt conversion feature as of September 30, 2014 was estimated using Level 3 inputs at $85,000 using a Black-Scholes model with the following assumptions:  expected volatility of 220.17%, risk free interest rate of 0.58%, expected life of 2 years and no dividends.  Expected volatility was based on the historical volatility of the Company.

As of September 30, 2014, the note was valued at $56,000 and $932 discount interest had been amortized and expensed. As of September 30, 2014, the Company has unamortized discount of $49,068 and accrued interest of $674.

Note 9 – Share Exchange Agreement:

On May 19, 2014, the Company entered into an extended Memorandum of Understanding with Patten Energy, Inc, a California corporation.  Pursuant to the terms of this agreement, the Company agreed to acquire all the issued and outstanding shares of Patten Energy, Inc., make a cash infusion of $1,000,000 and provide a line of credit for the purchase of product in the minimum of $1,000,000 and not to exceed $2,000,000.  As of September 30, 2014, the Company has paid $107,000 as an earnest money deposit.

Note 10 – Subsequent Events:

On October 10, 2014, The Company amended its articles of incorporation to increase authorized common shares from two billion (2,000,000,000) to four billion (4,000,000,000).

On October 2, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 16,666,667 shares to reduce interest on the note payable by $7,000.

On October 20, 2014, LG Capital converted part of their convertible debentures.  The Company issued 35,253,857 shares of common stock and reduced their note payable by $7,403.

On October 23, 2014, LG Capital converted part of their convertible debentures.  The Company issued 38,200,000 shares of common stock and reduced their note payable by $6,685.

INTEGRATED ENERGY SOLUTIONS, INC.

Formerly Amerilithium Corp.

Notes to Financial Statements

September 30, 2014

On October 27, 2014, CareBourne Capital converted part of their convertible debentures.  The Company issued 30,000,000 shares to reduce interest on the note payable by $8,250.

On October 27, 2014, LG Capital converted part of their convertible debentures.  The Company issued 36,717,600 shares of common stock and reduced their note payable by $6,426.

On October 28, 2014, JMJ Financial converted 38,000,000 shares of common stock and reduced their note payable by $9,120.

On October 30, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 25,000,000 shares to reduce interest on the note payable by $2,625.

On November 4, 2014, LG Capital converted part of their convertible debentures.  The Company issued 38,559,428 shares of common stock and reduced their note payable by $2,699.

On November 4, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 46,600,000 shares to reduce interest on the note payable by $3,262.

On November 7, 2014, LG Capital converted part of their convertible debentures.  The Company issued 40,809,714 shares of common stock and reduced their note payable by $2,857.

On November 11, 2014, JMJ Financial converted part of their convertible debentures.  The Company issued 52,800,000 shares to reduce interest on the note payable by $6,336.

On November 12, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 55,500,000 shares to reduce interest on the note payable by $3,885.

On November 14, 2014, LG Capital converted part of their convertible debentures.  The Company issued 54,977,285 shares of common stock and reduced their note payable by $3,848.

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

Description of Business and Plan of Operation

Integrated Energy Solutions, Inc. formerly Amerilithium Corp., (“We,” or “the Company”) is a Nevada corporation incorporated on February 2, 2004.  The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has amassed a portfolio of properties covering approximately 31,020 acres in the USA and Australia.

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

The company’s current primary focus during 2014 is as follows:

(1) The continued evaluation, exploration and development of the Company’s U.S. properties;

(2) The continued evaluation, exploration and development of the Company’s Australian properties;

(3) Establish an economically viable lithium resource;

(4) To strengthen the Company’s management with the recruitment of strategic employees and advisors; and

(5) Evaluate and implement additional streams of revenue to strengthen the Company’s financial position.

It is the Company’s intention to implement a staged drilling program focusing on the Company’s Lithium Brine Assets in Nevada, USA once the Company is able to raise the required funds in order to do so. There can be no assurance that the Company will be able to raise additional capital on favorable terms to the Company or at all. Additionally, the permits associated with this assets require an amendment due to changes in claims currently held.

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

During the past quarter, the Company has begun to explore the possibility of entering the integrated energy business through the acquisition of certain businesses and assets.  Under this strategy, the Company’s operations would include collecting, processing and distributing waste oil and other petroleum products.  The Company will continue to evaluate the merits of this strategy through the remainder of 2014.

Results of Operations

For the three months ended September 30, 2014 Compared to three months ended September 30, 2013

	For the Three Months Ended September 30,
	2014	2013
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$72,606	1,825,152
Loss from operations	$(72,606)	(1,825,152)
Other income (expense)	$(333,206)	(1,306,823)
Net Loss	$(405,812)	(2,000,356)
Loss per common share – basic and diluted	$(0.00)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2014, we have not generated any revenue or profit.

For the three months ended September 30, 2014 and 2013, respectively, total operating expenses decreased from $1,825,152 to $72,606 primarily due to higher salaries and impairment losses recorded in the prior year.

Our operating expenses for the three months ended September 30, 2014, consisted of: General and administrative expenses of $3.413 and, professional fees of $69,193.

Comparatively, for the three months ended September 30, 2013, our operating expenses consisted of:  General and administrative expenses of $8,985, exploration expenses of $1,231, salaries of $34,500; and, professional fees of $139,984. Based on an impairment analysis performed during the three months ended September 30, 2013, the Company recorded an impairment loss of $1,640,452.

The decrease between periods was attributed to the impairment loss recorded in the prior year as well as a significant decrease in salaries and professional fees during the current period.

Other income (expense) consisted of loss on derivative of $159,673 and interest expense of $173,533 on the convertible notes payable and related debt discount during the three months ended September 30, 2014. During the comparable period in 2013, other income (expense) consisted of interest expense of $175,204 on notes payable.

Results of Operations

For the nine months ended September 30, 2014 Compared to nine months ended September 30, 2013

	For the Nine Months Ended September 30,
	2014	2013
Net sales	$-	-
Gross profit	$-	-
Total operating expenses	$442,766	2,154,522
Loss from operations	$(442,766)	(2,154,522)
Other income (expense)	$(1,312,514)	(381,133)
Net Loss	$(1,755,280)	(2,535,655)
Loss per common share – basic and diluted	$(0.00)	(0.01)

We are an exploration stage company and have not yet commenced material operations.  As of September 30, 2014, we have not generated any revenue or profit.

For the nine months ended September 30, 2014 and 2013, respectively, total operating expenses decreased from $2,154,522 to $442,766 primarily due to higher salaries, exploration expenses and impairment losses recorded in the prior year.

Our operating expenses for the nine months ended September 30, 2014, consisted of: General and administrative expenses of $27,160, salaries of $32,500; and, professional fees of $383,106.

Comparatively, for the nine months ended September 30, 2013, our operating expenses consisted of:  General and administrative expenses of $64,436, exploration expenses of $49,415, salaries of $103,500; and, professional fees of $296,719.  Based on an impairment analysis performed during the nine months ended September 30, 2013, the Company recorded an impairment loss of $1,640,452.

The decrease between periods was due to higher salaries, exploration expenses and impairment losses recorded in the prior year.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Current Assets	$107,076	1,583
Current Liabilities	$1,407,684	454,261
Working Capital Deficit	$(1,300,608)	(452,678)

At September 30, 2014, we had working deficit of $1,300,608, as compared to working capital deficit of $452,678, at December 31, 2013, an increase of $847,930.  The increase is primarily related to an increase in the current portion of the derivative liability related to convertible notes which was offset by the reduction in the current portion of the convertible notes payable, net of discount.

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

Net cash used in operating activities for the nine months ended September 30, 2014 and 2013, was ($325,507) and ($380,812), respectively.  The net loss for the nine months ended September 30, 2014 and 2013, was ($1,755,280) and ($2,535,655), respectively.  Cash used in operating activities for the nine months ended September 30, 2014 and 2013, was primarily attributable to non-cash items such as shares issued for services, interest expense, loss on derivative liability offset by the gain on conversion of convertible notes.

Net cash used in investing activities for the nine months ended September 30, 2014 and 2013, was $107,000 and $1,898, respectively. The current period activity is related to the deposits paid pursuant to the share exchange agreement with Patten Energy, Inc.

Net cash obtained through all financing activities for the nine months ended September 30, 2014 and 2013, was $431,000 and $175,000, respectively. During the nine months ended September 30, 2014 and 2013, the Company received net proceeds of $431,000 and $175,000, respectively, from convertible notes.

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

Going Concern

As of September 30, 2014, we were engaged in business operations and had suffered losses from exploration stage activities to date.  In addition, we have minimal operating funds. Although management is currently attempting to identify business opportunities and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, we must rely on our officers to perform essential functions without compensation until a business operation can be commenced.  No amounts have been recorded in the accompanying financial statements for the value of officers’ services, as it is not considered material.

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

Item 4.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

In connection with the preparation of this amended quarterly report on Form 10-Q for the quarter ended September 30, 2014, our Principal Executive Officer (“PEO”) and Principal Financial Officer (“PFO”) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our PEO and PFO concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Control over Financial Reporting.

In October 2014, the Partnership engaged Brio Financial Group (“Brio”), an outsourced financial reporting firm to accommodate our continued growth and to leverage a deeper base of experience from multiple professionals in public company reporting, GAAP and tax accounting, financial modeling and general audit preparation services.

Other than the engagement of Brio, there were no additional material changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The Company is not required to file Current and Periodic Reports with the U.S. Securities and Exchange Commission and other reports required of filers pursuant to the Securities Exchange Act of 1934, as amended, nor is the Company required to file proxy statements or information statements. Furthermore, the Company is not subject to the going private rules and certain tender offer regulations, and the beneficial holders of the Company’s securities do not need to report on acquisitions or depositions of the Company’s securities or their plans regarding their influence and control over the Company. Therefore the Company’s status as a voluntary filer reduces investors’ rights to access significant information regarding the Company and its controlling shareholders. The Company’s voluntary filer status may lead to its removal from the over-the-counter bulletin board, as Rule 6530 of the Financial Industry Regulatory Authority provides that issuers must be required to file reports pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934 in order to remain listed.

Except for the above disclosure, we believe there are no changes that constitute material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2013, filed with the SEC on April 24, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 8, 2014, LG Capital converted part of their convertible debentures. The Company issued 23,783,300 shares of common stock and reduced their note payable by $2,350.

On July 17, 2014, LG Capital converted part of their convertible debentures. The Company issued 21,729,158 shares of common stock and reduced their note payable by $1,500.

On July 28, 2014, LG Capital converted part of their convertible debentures. The Company issued 22,869,863 shares of common stock and reduced their note payable by $1,575.

On August 1, 2014, LG Capital part of their convertible debentures. The Company issued converted 26,886,183 shares of common stock and reduced their note payable by $1,850.

On August 8, 2014, LG Capital converted part of their convertible debentures. The Company issued 28,382,230 shares of common stock and reduced their note payable by $1,950.

On August 14, 2014, LG Capital converted part of their convertible debentures. The Company issued 28,874,657 shares of common stock and reduced their note payable by $1,700.

On September 15, 2014, GEL Properties LLC converted part of their convertible debentures.  The Company issued 22,727,273 shares to reduce interest on the note payable by $1,250.

On September 30, 2014, LG Capital converted part of their convertible debentures. The Company issued 33,647,857 shares of common stock and reduced their note payable by $16,487.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 21, 2014, The Company amended its articles of incorporation to increase authorized common shares from 1,000,000,000 to 2,000,000,000.

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

Integrated Energy Solutions, Inc.

Date: November 19, 2014	By:	/s/ Ernest B. Remo
Name: Ernest B. Remo
Title: Interim Chief Executive Officer
(Principal Executive Officer) (Principal Financial Officer) (Principal Accounting Officer)